Form 10-Q
period 1996-06-29
SHIVA CORP
filed 1996-08-13
CIK 879136

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (MARK ONE)
      /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 29, 1996

      / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from _____ to _____


                         Commission File Number 0-24918
                                                -------


                                SHIVA CORPORATION
             (Exact name of registrant as specified in its charter)


            Massachusetts                              04-2889151
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                       28 Crosby Drive, Bedford, MA 01730
          (Address of principal executive offices, including Zip Code)

                                 (617) 270-8300
              (Registrant's telephone number, including area code)


                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

The number of shares outstanding of the registrant's Common Stock as of June 29, 1996 was 28,493,368.





                            Total Number of Pages: 14

- --------------------------------------------------------------------------------

                                SHIVA CORPORATION

                                      INDEX
                                      -----

Part I            Financial Information                                             Page
                                                                                    ----

         Item 1   Consolidated Financial Statements

                  Consolidated Balance Sheet
                     June 29, 1996 and December 30, 1995                             3

                  Consolidated Statement of  Operations
                     Three and six months ended June 29, 1996 and July 1, 1995       4

                  Consolidated Statement of Cash Flows
                     Six months ended June 29, 1996 and July 1, 1995                 5

                  Notes to Consolidated Financial Statements                         6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          8

Part II           Other Information

         Item 4   Submission of Matters to a Vote of Security Holders                12

         Item 6   Exhibits and Reports on Form 8-K                                   12

Signature                                                                            14

                                SHIVA CORPORATION

                                       CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                                             JUNE 29,       DECEMBER 30,
                                                                               1996             1995
                                                                             --------       ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 95,233         $ 93,203
  Short-term investments                                                        4,992            9,125
  Accounts receivable, net of allowances of $5,941 at
     June 29, 1996 and $5,252 at December 30, 1995                             36,260           22,982
  Inventories                                                                  11,852            7,846
  Prepaid expenses and other current assets                                     3,738            2,351
                                                                             --------         --------
     Total current assets                                                     152,075          135,507

Property, plant and equipment, net                                             18,371           12,965
Deferred income taxes                                                           4,219              548
Other assets                                                                    1,573            1,103
                                                                             --------         --------
     Total assets                                                            $176,238         $150,123
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations            $    478         $    700
  Accounts payable                                                             13,453            9,032
  Accrued compensation and benefits                                             6,018            5,367
  Accrued expenses                                                             11,478            7,509
  Deferred revenue                                                              2,766            3,523
                                                                             --------         --------
     Total current liabilities                                                 34,193           26,131

Long-term debt and capital lease obligations                                      235              452
Other long-term liabilities                                                       393              401
Deferred income taxes                                                             235              235
                                                                             --------         --------

     Total liabilities                                                         35,056           27,219
                                                                             --------         --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, none issued                                                         -                -
  Common stock, $.01 par value; 100,000,000 and
    50,000,000 shares authorized, 28,493,368 and
    27,960,580 shares issued and outstanding at
    June 29, 1996 and December 30, 1995, respectively                             285              280
  Additional paid-in capital                                                  142,383          133,457
  Unrealized gain on investments                                                  112              137
  Cumulative translation adjustment                                              (528)            (586)
  Accumulated deficit                                                          (1,070)         (10,384)
                                                                             --------         --------
     Total stockholders' equity                                               141,182          122,904
                                                                             --------         --------

     Total liabilities and stockholders' equity                              $176,238         $150,123
                                                                             ========         ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                SHIVA CORPORATION

                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)



                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ------------------------        -----------------------
                                                     JUNE 29,         JULY 1,        JUNE 29,        JULY 1,
                                                       1996            1995            1996            1995
                                                     --------         -------        --------        -------

Revenues                                              $51,485         $26,376         $94,794         $52,113
Cost of revenues                                       21,397          11,180          38,782          22,257
                                                      -------         -------         -------         -------
Gross profit                                           30,088          15,196          56,012          29,856
                                                      -------         -------         -------         -------

Operating expenses:
   Research and development                             5,462           3,537          10,656           6,356
   Selling, general and administrative                 16,801          10,280          31,506          20,032
   Merger expenses                                      1,987               -           1,987               -
                                                      -------         -------         -------         -------
   Total operating expenses                            24,250          13,817          44,149          26,388
                                                      -------         -------         -------         -------
Income from operations                                  5,838           1,379          11,863           3,468

Interest income                                           987             475           2,331             980
Interest expense                                         (180)           (215)           (298)           (462)
                                                      -------         -------         -------         -------
Income before income taxes                              6,645           1,639          13,896           3,986
Income tax provision                                    1,670             666           4,582           1,631
                                                      =======         =======         =======         =======
Net income                                            $ 4,975         $   973         $ 9,314         $ 2,355
                                                      =======         =======         =======         =======

Net income per share                                  $  0.16         $  0.04         $  0.30         $  0.09
                                                      =======         =======         =======         =======

Shares used in computing net income per share          32,067          27,030          31,296          27,045
                                                      =======         =======         =======         =======




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                SHIVA CORPORATION

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                          (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                         -------------------------
                                                                         JUNE 29,          JULY 1,
                                                                           1996             1995
                                                                         --------         --------
                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  9,314         $  2,355
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                          2,726            1,686
     Gain on sale of property, plant and equipment                            (42)             (22)
     Deferred income taxes                                                 (1,511)              95
     Changes in assets and liabilities:
        Accounts receivable                                               (13,199)            (896)
        Inventories                                                        (4,028)          (1,717)
        Prepaid expenses and other current assets                             444             (463)
        Accounts payable                                                    4,416             (483)
        Accrued compensation and benefits                                     644              452
        Accrued expenses                                                    7,595            1,802
        Deferred revenue                                                     (734)           1,621
        Other long term liabilities                                            (9)             (12)
                                                                         --------         --------
     Net cash provided by operating activities                              5,616            4,418
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                               (7,739)          (2,686)
  Capitalized software development costs                                     (593)            (264)
  Purchases of short-term investments                                        --            (10,334)
  Proceeds from sales of short-term investments                             4,108              550
  Change in other assets                                                     (211)            (141)
                                                                         --------         --------
    Net cash used by investing activities                                  (4,435)         (12,875)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under short-term debt                                       --               (677)
  Principal payments on long-term debt and capital
     lease obligations                                                       (439)            (880)
  Proceeds from exercise of stock options and warrants                      1,338              473
                                                                         --------         --------
     Net cash provided (used) by financing activities                         899           (1,084)
                                                                         --------         --------
Effects of exchange rate changes on cash and cash equivalents                 (50)              22
                                                                         --------         --------
Net increase (decrease) in cash and cash equivalents                        2,030           (9,519)
Cash and cash equivalents, beginning of period                             93,203           36,068
Elimination of Spider net cash activiy for the three months
 ended April 1, 1995                                                        --                (998)
                                                                         ========         ========
Cash and cash equivalents, end of period                                 $ 95,233         $ 25,551
                                                                         ========         ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                SHIVA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and six-month periods ended June 29, 1996 are not necessarily indicative of the results expected for the full fiscal year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

         In June 1996, the Company issued approximately 691,587 shares of its common stock in exchange for all the outstanding shares of AirSoft, Inc. (the "AirSoft Acquisition"). AirSoft, Inc. ("AirSoft") designs, manufactures and sells performance enhancement software products. The AirSoft Acquisition has been accounted for as a pooling of interests, and therefore the consolidated financial statements for all periods prior to the AirSoft Acquisition have been restated to include the accounts and operations of AirSoft with those of the Company.

         Certain amounts have been reclassified with regard to presentation of the financial information of the two companies. Revenues and net income
         (loss) for each of the previously separate companies for the periods prior to the AirSoft Acquisition are as follows (in thousands):

                                              Year Ended                           Three  Months Ended
                           ----------------------------------------------       --------------------------
                           December 30,      December 31,      January 1,       March 30,         April 1,
                               1995              1994             1994             1996             1995
                           ------------      ------------      ----------       ---------         --------
                           (Fiscal 1995)    (Fiscal 1994)     (Fiscal 1993)
Revenues:
   Shiva                     $117,721          $80,971          $61,259          $42,513          $25,703
   AirSoft                        860               87                3               79               34
                             --------          -------          -------          -------          -------
                             $118,581          $81,058          $61,262          $43,309          $25,737
                             ========          =======          =======          =======          =======

Net income (loss):
   Shiva                     $ (2,879)         $ 3,881          $   909          $ 4,366          $ 2,157
   AirSoft                     (1,973)          (1,841)            (493)             (27)            (775)
                             --------          -------          -------          -------          -------
                             $ (4,852)         $ 2,040          $   416          $ 4,339          $ 1,382
                             ========          =======          =======          =======          =======

         In connection with the AirSoft Acquisition, the Company incurred charges to operations of $1,987,000 in the quarter ended June 29, 1996, the quarter in which the acquisition was consummated. Such charges include: (a) transaction costs to effect the acquisition, consisting of financial advisor fees of $1,350,000 plus $325,000 for legal, regulatory and accounting expenses and (b) employee severance payments and other miscellaneous expenses of $312,000.

2.       NET INCOME PER SHARE:

         Net income per share is calculated based on the weighted average number of common shares and common equivalent shares assumed outstanding during the period.

3.       COMMON STOCK:

         On April 2, 1996, the Company's Board of Directors declared a two-for-one stock split, payable in the form of a stock dividend, on all shares of its common stock, which was paid on April 22, 1996 to stockholders of record on April 12, 1996. These financial statements and related notes have been retroactively adjusted, where appropriate, to reflect this two-for-one stock split.

         At the Annual Meeting of Stockholders on May 15, 1996, the stockholders of the Company approved (1) an increase in the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000 shares and (2) an increase in the number of shares available for issuance under the Company's Amended and Restated 1988 Stock Plan from 4,100,000 to 4,850,000 shares.

4.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities of greater than three months as short-term investments. At June 29, 1996, the Company had $4,992,000 of short-term investments, including an unrealized gain of $112,000, recorded as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments at June 29, 1996, classified as available-for-sale, consist of U.S. Treasury securities with various maturity dates through September 1996. Realized gains or losses on the sale of securities are calculated using the specific identification method. The Company has had no realized gains or losses on its securities to date.

5.       INVENTORIES:

         Inventories consist of the following:

                                               June 29,        December 30,
         (in thousands)                          1996              1995
                                               --------        ------------

         Raw materials                         $ 5,871            $3,137
         Work-in-process                         1,043             1,037
         Finished goods                          4,938             3,672
                                               -------            ------
                                               $11,852            $7,846
                                               =======            ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 29, 1996 COMPARED WITH THE THREE-MONTH PERIOD ENDED JULY 1, 1995.

RESULTS OF OPERATIONS

         REVENUES. Revenues increased by 95%, to $51,485,000, for the three-month period ended June 29, 1996, from $26,376,000 in the comparable period in fiscal 1995. This increase was principally due to higher revenues from the Company's remote access products. Remote access product revenues increased by 145%, to $43,639,000, in the three-month period ended June 29, 1996 from $17,782,000 during the comparable period in fiscal 1995, principally due to higher revenues from the Company's LanRover[Registered Trademark] product family, including the LanRover Access Switch[Trademark]. Sales to OEM customers accounted for 24% of revenues in the three months ended
June 29, 1996 and were not significant in the comparable period in fiscal 1995. These increases were partially offset by a 16% decline in revenues from the Company's other communications products. The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $2,291,000 and $2,104,000 in the three month periods ended June 29, 1996 and July 1, 1995, respectively, representing 4% and 7% of gross revenues, respectively. International revenues increased to $18,390,000, or 36% of revenues, in the three-month period ended June 29, 1996, from $12,972,000, or 49% of revenues, in the comparable period in fiscal 1995.

         GROSS PROFIT. Gross profit as a percentage of revenues was 58% in each of the three-month periods ended June 29, 1996 and July 1, 1995. Increases in gross profit that resulted from increased revenues from the Company's LanRover product family, which carry higher gross margins than the Company's other products, were offset by increased revenues from lower margin OEM remote access products.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5,462,000, or 11% of revenues, in the three-month period ended June 29, 1996, from $3,537,000, or 13% of revenues, during the comparable period in fiscal 1995. The absolute increase in these expenses was primarily due to the hiring of additional research and development staff. Research and development expenses during the three-month period ended June 29, 1996 related primarily to continued enhancements and development of the Company's remote access products, including the LanRover Access Switch and the Shiva AccessPort[Trademark], a new ISDN client router. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were $564,000 in the three-month period ended June 29, 1996 compared to $250,000 for the comparable period in fiscal 1995. Capitalized software development costs were $147,000 in the three-month period ended June 29, 1996. No software development costs were capitalized in the three-month period ended July 1, 1995. The Company anticipates continued significant investment in research and development.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $16,801,000 for the three-month period ended June 29, 1996 from $10,280,000 for the comparable period in fiscal 1995. These expenses represented 33% and 39% of revenues in the three-month periods ended June 29, 1996 and July 1, 1995, respectively. The absolute increase in expenses was primarily due to worldwide expansion of the Company's sales, marketing and administrative operations necessary to support the Company's growth. The Company plans to further invest in its distribution channels in order to continue its global market penetration.

         MERGER EXPENSES. In connection with the AirSoft Acquisition, the Company incurred charges to operations of $1,987,000 in the quarter ended June 29, 1996, the quarter in which the acquisition was consummated. Such charges include: (a) transaction costs to effect the acquisition, consisting of financial advisor fees of $1,350,000 plus $325,000 for legal, regulatory and accounting expenses and (b) employee severance payments and other miscellaneous expenses of $312,000. Approximately $778,000 of such expenses were paid in the quarter ended June 29, 1996, and the remaining $1,209,000 of these charges are expected to be cash outflows in the third quarter of fiscal 1996.

         INTEREST INCOME AND EXPENSE. The Company had higher interest income during the three-month period ended June 29, 1996, due to higher investment balances related to funds generated by the Company's secondary public offering in November 1995. Interest expense decreased due to the Company's repayment of the outstanding debt of Spider Systems, Ltd. ("Spider") assumed as part of the Company's acquisition of Spider on August 22, 1995, (the "Spider Acquisition") with the exception of the European Coal and Steel Community Fund loans, in the third quarter of fiscal 1995.

         INCOME TAX PROVISION. The Company's effective tax rate was 25% for the three-month period ended June 29, 1996, compared to 41% for the comparable period in fiscal 1995. The decrease in the effective tax rate for the three-month period ended June 29, 1996 was due to a reduction in the net deferred tax asset valuation allowance as a result of certain net operating losses that could now be realized, partially offset by non-deductible merger expenses.

SIX-MONTH PERIOD ENDED JUNE 29, 1996 COMPARED WITH THE SIX-MONTH PERIOD ENDED JULY 1, 1995.

RESULTS OF OPERATIONS

         REVENUES. Revenues increased by 82%, to $94,794,000, for the six-month period ended June 29, 1996, from $52,113,000 in the comparable period in fiscal 1995. This increase was principally due to higher revenues from the Company's remote access products. Remote access product revenues increased by 136%, to $79,016,000, in the six-month period ended June 29, 1996, from $33,497,000 during the comparable period in fiscal 1995, principally due to higher revenues from the Company's LanRover product family, including the LanRover AccessSwitch. Sales to OEM customers accounted for 20% of revenues in the six months ended June 29, 1996 and were not significant in the comparable period in fiscal 1995. These increases were partially offset by a 24% decline in revenues from the Company's other communications products. The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $3,978,000 and $4,077,000 in the six month periods ended June 29, 1996 and July 1, 1995, respectively, representing 4% and 7% of gross revenues, respectively. International revenues increased to $37,247,000, or 39% of revenues, in the six-month period ended June 29, 1996, from $27,259,000, or 52% of revenues, in the comparable period in fiscal 1995.

         GROSS PROFIT. Gross profit increased as a percentage of revenues to 59% in the six-month period ended June 29, 1996, compared to 57% for the comparable period in fiscal 1995. This increase was primarily attributable to increased revenues from the Company's LanRover product family, which carry higher gross margins than the Company's other products, partially offset by increased revenues from lower gross margin OEM remote access products.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $10,656,000, or 11% of revenues, in the six-month period ended June 29, 1996 from $6,356,000, or 12% of revenues, during the comparable period in fiscal 1995. The absolute increase in these expenses was primarily due to the hiring of additional research and development staff. Research and development expenses during the six-month period ended June 29, 1996 related primarily to continued enhancement and development of the Company's remote access products, including the LanRover Access Switch and the Shiva AccessPort, a new ISDN client router. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were $851,000 in the six-month period ended June 29, 1996, compared to $515,000 for the comparable period in fiscal 1995. Capitalized software development costs were $593,000 in the six-month period ended June 29, 1996 compared to $264,000 in the comparable period in fiscal 1995.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $31,506,000 for the six-month period ended June 29, 1996, from $20,032,000 for the comparable period in fiscal 1995. These expenses represented 33% and 38% of revenues in the six-month periods ended June 29, 1996 and July 1, 1995, respectively. The absolute increase in expenses was primarily due to worldwide expansion of the Company's sales, marketing and administrative operations necessary to support the Company's growth. The Company plans to further invest in its distribution channels in order to continue its global market penetration.

         MERGER EXPENSES. In connection with the AirSoft Acquisition, the Company incurred charges to operations of $1,987,000 in the quarter ended June 29, 1996, the quarter in which the acquisition was consummated. Such charges include: (a) transaction costs to effect the acquisition, consisting of financial advisor fees of $1,350,000 plus $325,000 for legal, regulatory and accounting expenses and (b) employee severance payments and other miscellaneous expenses of $312,000. Approximately $778,000 of such expenses were paid in the quarter ended June 29, 1996, and the remaining $1,209,000 of these charges are expected to be cash outflows in the third quarter of fiscal 1996.

         INTEREST INCOME AND EXPENSE. The Company had higher interest income during the six-month period ended June 29, 1996, due to higher investment balances related to funds generated by the Company's secondary public offering in November 1995. Interest expense decreased due to the Company's repayment of the outstanding debt of Spider assumed as part of the Spider Acquisition, with the exception of the European Coal and Steel Community Fund loans, in the third quarter of fiscal 1995.

         INCOME TAX PROVISION. The Company's effective tax rate was 33% for the six-month period ended June 29, 1996 compared to 41% for the comparable period in fiscal 1995. The decrease in the effective tax rate for the six-month period ended June 29, 1996 was due to a reduction in the net deferred tax asset valuation allowance as a result of certain net operating losses that could now be realized, partially offset by non-deductible merger expenses.


FOREIGN CURRENCY FLUCTUATIONS

         A substantial portion of the Company's international revenues is denominated in currencies other than the U.S. dollar and is consequently subject to foreign exchange fluctuations. The net income impact of such fluctuations is offset to the extent that expenses of the Company in international operations are incurred in the same currencies as its revenues. Foreign currency fluctuations did not have a significant impact on the comparison of results of operations in the three-month or six-month periods ended June 29, 1996 with those of the comparable periods in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 29, 1996, the Company had $95,233,000 of cash and cash equivalents and $4,992,000 of short-term investments. Working capital increased to $117,882,000 at June 29,1996 from $109,376,000 at December 30, 1995.

         Net cash provided by operations totaled $5,616,000 for the six-month period ended June 29, 1996, compared with net cash provided by operations of $4,418,000 during the comparable period in fiscal 1995. Net cash provided by operations during the six-month period ended June 29, 1996 consisted primarily of net income adjusted for non-cash expenses including depreciation and amortization, and increased current liabilities, partially offset by increased accounts receivable and inventories. The increase in accounts receivable was due to increased revenue levels. The increase in inventories is necessary to support the Company's revenue growth and the introduction of the LanRover Access Switch product.

         Net cash used by investing activities totaled $4,435,000 for the six-month period ended June 29, 1996, compared to $12,875,000 during the comparable period in fiscal 1995. Investment activity in the six months ended June 29, 1996 consisted primarily of purchases of property and equipment to support the Company's growth, partially offset by proceeds from short-term investments upon maturity. Investment activity for the comparable period in fiscal 1995 consisted primarily of purchases of short-term investments and property, plant and equipment.

          Net cash provided by financing activities, which consisted of proceeds from stock option exercises, partially offset by payments on long-term debt and capital lease obligations, totaled $899,000 for the six-month period ended June 29, 1996. Net cash used by financing activities was $1,084,000 during the comparable period in fiscal 1995, and consisted primarily of payments on the Company's outstanding debt and capital lease obligations.

         The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in June 1997. Borrowings under the revolving credit facility bear interest at the bank's prime rate. The terms of the Credit Agreement require the Company to maintain a minimum level of profitability and specified financial ratios. The Company had no borrowings outstanding under this line at June 29, 1996. The Company also has a foreign credit facility of approximately $1,552,000, of which approximately $587,000 was available at June 29, 1996. Available borrowings under this facility are decreased by the value of the outstanding debt payable to the European Coal and Steel Community Fund and guarantees on certain foreign currency transactions. The terms of the foreign credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. There were no borrowings outstanding under this foreign credit facility at June 29, 1996.

         The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At June 29, 1996, the total amount of forward exchange transactions covered by hedging contracts was $17,020,000.

         The Company believes that its existing cash and short-term investment balances, together with available borrowings available under the Company's bank credit facilities, are sufficient to meet the Company's cash requirements for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain `forward-looking' information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels and the availability of funds to meet cash requirements) may be `forward-looking' statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences are discussed more fully in the Company's Annual Report to Stockholders, Form 10-K and the Company's other Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders (the "Annual Meeting") held on May 15, 1996, the stockholders of the Company entitled to vote thereat approved:

         (i) the election of two Class II Directors. The following table sets forth each Class II Director elected at the Annual Meeting (with the vote results) and each Director whose term of office extended beyond the Annual
Meeting:

Name                        Class           Will Expire                 For             Withheld
- -------------------------------------------------------------------------------------------------

Henry F. McCance               I                1998                     --                    --
Paul C. O'Brien                I                1998                     --                    --
David C. Cole                 II                1999                  10,339,058        1,094,109
Mitchell E. Kertzman          II                1999                  10,339,058        1,094,109
L. John Doerr                III                1997                     --                    --
Frank A. Ingari              III                1997                     --                    --

         (ii) by vote of 9,528,702 shares of Common Stock in favor, 715,383 shares opposed, 1,114,549 shares abstaining and 74,533 broker non-votes, the stockholders approved an amendment to the Restated Articles of Organization, as amended, of the Company to increase the number of authorized shares of common stock, par value $0.01 per share (the "Common Stock"), of the Company from 50,000,000 to 100,000,000 shares.

         (iii) by vote of 5,745,288 shares of Common Stock in favor, 3,008,782 shares opposed, 1,115,010 shares abstaining and 1,564,087 broker non-votes, the stockholders approved amendments to the Company's Amended and Restated 1988 Stock Plan (the "1988 Plan") to (a) increase the aggregate number of shares of Common Stock of the Company available for issuance thereunder from 4,100,000 shares to 4,850,000 shares and (b) to extend the expiration date of the 1988 Plan from December 31, 1997 to December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         10.1              Lease by and between Walford Company, Landlord, and
                           Shiva Corporation, Tenant dated May 24, 1996.

         10.2+             Amendment #2 dated June 27, 1996 to the License and
                           Development Agreement between Shiva Corporation and
                           Microsoft Corporation dated March 4, 1994.

         10.3+             First Amendment dated June 28, 1996 to the
                           Development and License Agreement effective as of December 30, 1994 between Shiva Corporation and
                           Hewlett-Packard Company.

         10.4+             Letter Agreement dated March 15, 1996 between Shiva
                           Corporation and Northern Telecom Limited to amend the Shiva/Nortel Contract dated May 15, 1995.

         10.5+             First Amendment dated May 16, 1996 to the
                           Shiva/Nortel Contract dated May 15, 1995.

         11.0 Statement of Computation of Earnings per share included herein on page 14.

         27.0              Financial Data Schedule.


- --------------------

         + Confidential treatment requested.

         (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated June 27, 1996, as amended by Amendment No. 1 on Form 8-K/A dated July 9, 1996 and Amendment No. 2 on Form 8-K/A dated August 13, 1996. The Current Report, as amended, announced the completion of the Company's acquisition of AirSoft, Inc. ("AirSoft"), a Delaware Corporation, in exchange for approximately 691,587 shares of the Company's Common Stock. Amendment No. 2 to the Current Report contained the following financial statements pursuant to Item 7 of Form 8-K for AirSoft: Balance Sheets as of December 31, 1995, December 31, 1994 and March 31, 1996; Statements of Operations for the years ended December 31, 1995, 1994 and 1993 and the three months ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited); Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993; and Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1993 and the three months ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited). Amendment No. 2 to the Current Report also contained the following pro forma combined financial statements:
Unaudited Pro Forma Combined Balance Sheet at March 30, 1996 and Unaudited Pro Forma Combined Statement of Operations for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 and the three months ended March 30, 1996 and April 1, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHIVA CORPORATION

Date:   August 13, 1996        by: /S/ Cynthia M. Deysher
                                   ------------------------
                                   Cynthia M. Deysher
                                   Senior Vice President Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

      The following exhibits are filed herewith.


                                                                           Sequentially
                                                                             Numbered
Exhibit No.                       Description                                   Page
- -----------                       -----------                              ------------

10.1              Lease by and between Walford Company, Landlord, and
                  Shiva Corporation, Tenant dated May 24, 1996.                 16

10.2+             Amendment #2 dated June 27, 1996 to the License and
                  Development Agreement between Shiva Corporation and
                  Microsoft Corporation dated March 4, 1994.                    32

10.3+             First Amendment dated June 28, 1996 to the
                  Development and License Agreement effective as of
                  December 30, 1994 between Shiva Corporation and
                  Hewlett-Packard Company.                                      36

10.4+             Letter Agreement dated March 15, 1996 between Shiva
                  Corporation and Northern Telecom Limited to amend the
                  Shiva/Nortel Contract dated May 15, 1995.                     37

10.5+             First Amendment dated May 16, 1996 to the
                  Shiva/Nortel Contract dated May 15, 1995.                     39

11.0              Statement of Computation of Earnings per share
                  included herein on page 14.                                   44

27.0              Financial Data Schedule.                                      45


- --------------------

         + Confidential treatment requested.
