Form 10-Q
period 1996-09-28
SHIVA CORP
filed 1996-11-12
CIK 879136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

  (MARK ONE)

    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended September 28, 1996


    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ______ to ______



                        Commission File Number 0-24918

                               SHIVA CORPORATION
            (Exact name of registrant as specified in its charter)


               Massachusetts                       04-2889151
      -------------------------------    ---------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization

                       28 Crosby Drive, Bedford, MA 01730
           (Address of principal executive offices, including Zip Code)

                              (617) 270-8300
           (Registrant's telephone number, including area code)


                       ____________________________


Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


The number of shares outstanding of the registrant's Common Stock as of September 28, 1996 was 28,676,927.



                         Total Number of Pages: 13

                             SHIVA CORPORATION


                                   INDEX
                                   -----

PART 1         Financial Information

       Item 1  Consolidated Financial Statements

               Consolidated Balance Sheet
                September 28, 1996 and December 30, 1995

               Consolidated Statement of Operations
                Three and nine months ended September 28, 1996
                and September 30, 1995

               Consolidated Statement of Cash Flows
                Nine months ended September 28, 1996 and
                September 30, 1995

               Notes to Consolidated Financial Statements

       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II        Other Information

       Item 6  Exhibits and Reports on Form 8-K

Signature

                                Shiva Corporation
                           Consolidated Balance Sheet
                    (in thousands, except share related data)

                                                    September 28, December 30,
                                                        1996          1995
                                                    ------------- -----------
                                                     (unaudited)
Assets
Current assets:
 Cash and cash equivalents                          $     69,750  $   93,203
 Short-term investments                                   25,689       9,125
 Accounts receivable, net of allowances of
  $6,897 at September 28, 1996 and $5,252
  at December 30, 1995                                    49,088      22,982
 Inventories                                              14,130       7,846
 Prepaid expenses and other current assets                 4,667       2,351
                                                         -------     -------
     Total current assets                                163,324     135,507

Property, plant and equipment, net                        19,945      12,965
Deferred income taxes                                      4,219         548
Other assets                                               1,640       1,103
                                                         -------     -------
     Total assets                                        189,128     150,123
                                                         =======     =======

Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt and
  capital lease obligations                           $     438   $      700
 Accounts payable                                        15,086        9,032
 Accrued compensation and benefits                        5,721        5,367
 Accrued expenses                                        15,009        7,509
 Deferred revenue                                         2,650        3,523
                                                        -------      -------
     Total current liabilities                           38,904       26,131

Long-term debt and capital lease obligations                127          452
Other long-term liabilities                                 389          401
Deferred income taxes                                       237          235
                                                        -------      -------
     Total liabilities                                   39,657       27,219
                                                        -------      -------


Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized, none issued                                     -            -
 Common stock, $.01 par value; 100,000,000 and
  50,000,000 shares authorized, 28,676,927 and
  27,960,580 shares issued and outstanding at
  September 28, 1996 and December 30, 1995,
  respectively                                              287          280
 Additional paid-in capital                             144,650      133,457
 Unrealized gain on investments                              58          137
 Cumulative translation adjustment                         (481)        (586)
 Retained earnings (accumulated deficit)                  4,957      (10,384)
                                                      ---------  ------------
  Total stockholders' equity                            149,471      122,904
                                                      ---------  ------------
  Total liabilities and stockholders' equity          $ 189,128  $   150,123
                                                      =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            Shiva Corporation
                   Consolidated Statement of Operations
                   (in thousands, except per share data)
                               (unaudited)

                          Three months ended           Nine months ended
                      ---------------------------  --------------------------
                      September 28, September 30,  September 28, September 30,
                          1996          1995           1996          1995
                      ------------- -------------  ------------- ------------
Revenues              $      57,109 $       30,033 $     151,903 $     82,147
Cost of revenues             23,761         12,370        62,543       34,628
                             ------         ------        ------       ------
Gross profit                 33,348         17,663        89,360       47,519
                             ------         ------        ------       ------

Operating
 expenses:
  Research and
   development                5,974          3,878        16,630       10,234
  Selling, general
   and administrative        18,338         11,418        49,844       31,450
  Merger expenses                 -         13,986         1,987       13,986
                             ------         ------        ------       ------
  Total operating
   expenses                  24,312         29,282        68,461       55,670
                             ------         ------        ------       ------
Income (loss) from
 operations                   9,036        (11,619)       20,899       (8,151)

Interest income                 836            445         3,167        1,425
Interest expense                (85)          (103)         (383)        (565)
                              ------       --------       -------      -------
Income (loss) before
 income taxes                 9,787        (11,277)       23,683       (7,291)
Income tax provision          3,760            275         8,342        1,906
                              -----        --------       ------       -------
Net income (loss)             6,027        (11,552)       15,341       (9,197)
                              =====        ========       ======       =======

Net income (loss)
 per share                     0.19          (0.46)        0.49         (0.35)
                              =====        ========       ======       =======

Shares used in
 computing net
 income (loss)
 per share                   31,906         25,015       31,499        26,633
                             ======         ======       ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                             Shiva Corporation
                    Consolidated Statement of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands)

                                                     Nine Months Ended
                                                 ____________________________
                                                 September 28,  September 30,
                                                     1996           1995
                                                 -------------  -------------
                                                         (unaudited)
Cash flows from operating activities
 Net income(loss)                                $      15,341  $      (9,197)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Merger expenses                                           -          3,766
   Depreciation and amortization                         4,603          2,712
   Gain on sale of property, plant and
    equipment                                              (50)           (44)
   Deferred income taxes                                (1,511)            97
   Changes in assets and liabilities:
    Accounts receivable                                (25,940)        (4,605)
    Inventories                                         (6,277)        (1,390)
    Prepaid expenses and other current
     assets                                               (472)            96
    Accounts payable                                     5,999         (1,024)
    Accrued compensation and benefits                      339            697
    Accrued expenses                                    12,000          4,872
    Deferred revenue                                      (854)         1,629
    Other long term liabilities                            (15)           (18)
                                                        -------       --------
     Net cash provided (used) by operating
      activities                                         3,163         (2,409)
                                                        -------       --------

Cash flows from investing activities
 Purchases of property, plant and equipment            (10,851)        (4,689)
 Capitalized software development costs                   (843)          (429)
 Purchases of short-term investments                   (24,502)       (10,344)
 Proceeds from sales of short-term investments           7,858            550
 Change in other assets                                   (279)          (139)
                                                       --------       --------
      Net cash used by investing activities            (28,617)       (15,051)
                                                       --------       --------

Cash flows from financing activities
 Net repayments under short-term debt                        -         (1,885)
 Principal payments on long-term debt and capital
  lease obligations                                       (590)        (3,926)
 Proceeds from exercise of stock options and warrants    2,732          1,359
 Dividends paid                                              -            (58)
                                                        ------         -------
      Net cash provided (used) by financing activities   2,142         (4,510)
                                                        ------         -------
 Effects of exchange rate changes on cash and cash
  equivalents                                             (141)           (12)
                                                       --------       --------
 Net decrease in cash and cash equivalents             (23,453)       (21,982)
 Cash and cash equivalents, beginning of period         93,203         36,068
 Elimination of Spider net cash activity for the
  three months ended April 1, 1995                           -           (998)
                                                       -------        --------
 Cash and cash equivalents, end of period               69,750         13,088
                                                       =======        ========

The accompanying notes are an integral part of the consolidated financial statements.

                               SHIVA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                  (unaudited)


1.	BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and in the Company's Registration Statement on Form S-3 dated August 23, 1996.

The results of operations for the three-month and nine-month periods ended September 28, 1996 are not necessarily indicative of the results expected for the full fiscal year.

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

Certain amounts have been reclassified with regard to presentation of the financial information of the two companies. Revenues and net income (loss) for each of the previously separate companies for the periods prior to the AirSoft Acquisition are as follows (in thousands):


                                 Year Ended                 Three Months Ended
                     ------------------------------------   ------------------
                     December 30, December 31, January 1,   March 30, April 1,
                        1995         1994         1994        1996      1995
                     ------------ ------------ ----------   --------- --------
                     (Fiscal 95)  (Fiscal 94)  (Fiscal 93)

Revenues:
 Shiva               $117,721     $80,971      $61,259      $42,513   $25,703
 AirSoft                  860          87            3          796        34
                     --------     -------      -------      -------   -------
                     $118,581     $81,058      $61,262      $43,309   $25,737
                     ========     =======      =======      =======   =======

Net Income (loss):
 Shiva               $ (2,879)    $ 3,881      $   909      $ 4,366   $ 2,157
 AirSoft               (1,973)     (1,841)        (493)         (27)     (775)
                     ---------    --------     --------     --------  --------
                     $ (4,852)    $ 2,040      $   416      $ 4,339   $ 1,382
                     =========    ========     ========     ========  ========




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


2.	NET INCOME (LOSS) PER SHARE:

Net income per share is calculated based on the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Net loss per share excludes common equivalent shares because the effect is antidilutive.


3.	COMMON STOCK:

On April 2, 1996, the Company's Board of Directors declared a two-for-one stock split, payable in the form of a stock dividend, on all shares of its common stock, which was paid on April 22, 1996 to stockholders of record on April 12, 1996. These financial statements and related notes have been retroactively adjusted, where appropriate, to reflect this two-for-one stock split.

At the Annual Meeting of Stockholders on May 15, 1996, the stockholders of the Company approved (1) an increase in the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000 shares and (2) an increase in the number of shares available for issuance under the Company's Amended and Restated 1988 Stock Plan from 8,200,000 to 9,700,000 shares.


4.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities of greater than three months to be short-term investments.
At September 28, 1996, the Company had $25,689,000 of short-term investments, including an unrealized gain of $58,000 recorded as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments at September 28, 1996, classified as available-for-sale, consisted of municipal and U.S. Treasury securities with various maturity dates through September 1998. Realized gains or losses on the sale of securities are calculated using the specific identification method. The Company has had no realized gains or losses on its securities to date.


5.	INVENTORIES:

Inventories consist of the following:
(in thousands)


                             September 28,        December 30,
                                 1996                 1995
                             -------------        ------------
Raw materials                $ 6,179              $3,137
Work-in-process                1,281               1,037
Finished goods                 6,670               3,672
                             -------              ------
                             $14,130              $7,846
                             =======              ======

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three-Month Period Ended September 28, 1996 Compared with the Three-Month Period Ended September 30, 1995.

Results of Operations

Revenues. Revenues increased by 90%, to $57,109,000 for the three-month period ended September 28, 1996, from $30,033,000 in the comparable period in fiscal 1995. This increase was principally due to higher revenues from the Company's remote access products. Remote access product revenues increased by 144%, to $52,690,000, in the three-month period ended September 28, 1996 from $21,579,000 during the comparable period in fiscal 1995, principally due to higher revenues from the Company's LanRover(R) product family, including the LanRover Access Switch[TM]. Sales to OEM customers accounted for 28% and 11% of revenues in the three-month periods ended September 28, 1996 and September 30, 1995, respectively. These increases were partially offset by a 54% decline in revenues from the Company's other communications products. The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $3,326,000 and $2,013,000 in the three month periods ended September 28, 1996 and September 30, 1995, respectively, representing 6% of gross revenues in each period. International revenues increased to $17,148,000 or 30% of revenues, in the three-month period ended September 28, 1996 from $13,798,000, or 46% of revenues, in the comparable period in fiscal 1995. The decrease in international revenues as a percentage of total revenues was primarily due to increased revenues from OEM customers which are classified as domestic.

Gross Profit. Gross profit decreased as a percentage of revenues to 58% in the three-month period ended September 28, 1996, compared to 59% for the comparable period in fiscal 1995. This decrease was primarily attributable to increased revenues from the Company's OEM remote access products, which carry lower gross margins than the Company's other remote access products.

Research and Development. Research and development expenses increased to $5,974,000, or 11% of revenues, in the three-month period ended September 28, 1996 from $3,878,000, or 13% of revenues, during the comparable period in fiscal 1995. The absolute increase in these expenses was primarily due to the hiring of additional research and development staff. Research and development expenses during the three-month period ended September 28, 1996 related primarily to continued enhancements and development of the Company's remote access products, including the LanRover Access Switch and the Shiva AccessPort[TM]. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were $536,000 in the three-month period ended September 28, 1996 compared to $199,000 for the comparable period in fiscal 1995. Capitalized software development costs were $251,000 in the three-month period ended September
28, 1996 compared with $166,000 in the comparable period in fiscal 1995. Capitalized software development costs are amortized to cost of goods sold over the economic useful lives of the related products, typically eighteen months. The Company anticipates continued significant investment in research and development.

Selling, General and Administrative. Selling, general and administrative expenses increased to $18,338,000 for the three-month period ended September 28, 1996 from $11,418,000 for the comparable period in fiscal 1995. These expenses represented 32% and 38% of revenues in the three-month periods ended September 28, 1996 and September 30, 1995, respectively. The absolute increase in expenses was primarily due to expansion of the Company's sales, marketing and administrative operations necessary to support the Company's growth and new products. The Company plans to further invest in its distribution channels in order to continue its global market penetration.

Interest Income and Expense. Interest income increased to $836,000 during the three-month period ended September 28, 1996 due to higher investment balances related to funds generated by the Company's secondary public offering in November 1995. Interest expense decreased due to the Company's repayment of a portion of the outstanding debt of Spider Systems, Ltd. ("Spider") assumed as part of the Spider Acquisition in the third quarter of fiscal
1995.

Merger Expenses. In connection with the Spider Acquisition, the Company incurred charges to operations of approximately $13,986,000 in the quarter ended September 30, 1995, the quarter in which the Spider Acquisition was consummated. Such charges include: (a) transaction costs to effect the acquisition, consisting of $2,619,000 for financial advisor fees plus $3,656,000 for legal, regulatory and accounting fees, printing expenses and other miscellaneous expenses; (b) employee severance payments of $1,482,000 and phantom stock compensation of $2,644,000 and (c) $3,585,000 for the integration of operational activities of the companies, including elimination of duplicative assets, employee relocation and travel, and the marketing costs related to the introduction of the combined entity.

Income Tax Provision. The Company's effective tax rate was 38% for the three-month period ended September 28, 1996. The Company had an income tax provision of $275,000 in the three-month period ended September 30, 1995, despite a pre-tax loss, primarily due to non-tax deductible merger expenses incurred in connection with the Spider Acquisition.


Nine-Month Period Ended September 28, 1996 Compared with the Nine-Month Period Ended September 30, 1995.

Results of Operations

Revenues. Revenues increased by 85%, to $151,903,000 for the nine-month period ended September 28, 1996, from $82,147,000 in the comparable period in fiscal 1995. This increase was principally due to higher revenues from the Company's remote access products. Remote access product revenues increased by 139%, to $131,706,000, in the nine-month period ended September 28, 1996 from $55,077,000 during the comparable period in fiscal 1995, principally due to higher revenues from the Company's LanRover product family, including the LanRover Access Switch[TM]. Sales to OEM customers accounted for 23% and 7% of revenues in nine-month periods ended September 28, 1996 and September 30, 1995, respectively. These increases were partially offset by a 33% decline in revenues from the Company's other communications products.
The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $7,304,000 and $6,090,000 in the three month periods ended September 28, 1996 and September 30, 1995, respectively, representing 5% and 7% of gross revenues, respectively. International revenues increased to $54,395,000 or 36% of revenues, in the nine-month period ended September 28, 1996 from $41,057,000 or 50% of revenues, in the comparable period in fiscal 1995. The decrease in international revenues as a percentage of total revenues was primarily due to increased revenues from OEM customers which are classified as domestic.

Gross Profit. Gross profit increased as a percentage of revenues to 59% in the nine-month period ended September 28, 1996, compared to 58% for the comparable period in fiscal 1995. This increase was primarily attributable to increased revenues from the Company's LanRover product family, which carry higher gross margins than the Company's other products, partially offset by increased revenues from lower margin OEM remote access products.

Research and Development. Research and development expenses increased to $16,630,000, or 11% of revenues, in the nine-month period ended September 28, 1996 from $10,234,000, or 12% of revenues, during the comparable period in fiscal 1995. The absolute increase in these expenses was primarily due to the hiring of additional research and development staff. Research and development expenses during the nine-month period ended September 28, 1996 related primarily to continued enhancements and development of the Company's remote access products, including the LanRover Access Switch and the Shiva AccessPort[TM]. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were $1,387,000 in the nine-month period ended September 28, 1996 compared to $714,000 for the comparable period in fiscal 1995. Capitalized software development costs were $844,000 in the nine-month period ended September 28, 1996 compared with $430,000 in the comparable period in fiscal 1995. Capitalized software development costs are amortized to cost of goods sold over the economic useful lives of the related products, typically eighteen months. The Company anticipates continued significant investment in research and development.

Selling, General and Administrative. Selling, general and administrative expenses increased to $49,844,000 for the nine-month period ended September
28, 1996 from $31,450,000 for the comparable period in fiscal 1995. These expenses represented 33% and 38% of revenues in the nine-month periods ended September 28, 1996 and September 30, 1995, respectively. The absolute increase in expenses was primarily due to expansion of the Company's sales, marketing and administrative operations necessary to support the Company's growth and new products. The Company plans to further invest in its distribution channels in order to continue its global market penetration.

Interest Income and Expense. Interest income increased to $3,167,000 during the nine-month period ended September 28, 1996 due to higher investment balances related to funds generated by the Company's secondary public offering in November 1995. Interest expense decreased due to the Company's repayment of a portion of the outstanding debt assumed as part of the Spider Acquisition in the third quarter of fiscal 1995.

Merger Expenses. In connection with the AirSoft Acquisition, the Company incurred charges to operations of $1,987,000 in the quarter ended June 29, 1996, the quarter in which the AirSoft Acquisition was consummated. Such charges include (a) transaction costs to effect the acquisition, consisting of financial advisor fees of $1,350,000 plus $325,000 for legal, regulatory and accounting expenses and (b) employee severance payments and other miscellaneous expenses of $312,000. In connection with the Spider Acquisition, the Company incurred charges to operations of $13,986,000 in the quarter ended September 30, 1995, the quarter in which the Spider Acquisition was consummated. Such charges include: (a) transaction costs to effect the acquisition, consisting of $2,619,000 for financial advisor fees plus $3,656,000 for legal, regulatory and accounting fees, printing expenses and other miscellaneous expenses; (b) employee severance payments of $1,482,000 and phantom stock compensation of $2,644,000 and (c) $3,585,000 for the integration of operational activities of the companies, including elimination of duplicative assets, employee relocation and travel, and the marketing costs related to the introduction of the combined entity.

Income Tax Provision. The Company's effective tax rate was 35% for the nine-month period ended September 28, 1996. This effective rate differs from the combined federal and state statutory rate primarily due to tax-exempt interest income and a reduction in the net deferred tax asset valuation allowance as a result of certain net operating losses that have been realized, partially offset by non-deductible merger expenses. The Company had an income tax provision of $1,906,000 in the nine-month period ended September 30, 1995, despite a pre-tax loss, primarily due to non-tax deductible merger expenses incurred in connection with the Spider Acquisition.


Foreign Currency Fluctuations

A substantial portion of the Company's international revenues is denominated in currencies other than the U.S. dollar and is consequently subject to foreign exchange fluctuations. The net income impact of such fluctuations, however, is offset to the extent expenses of the Company in international
operations are incurred in the same currencies as its revenues.   Foreign
currency fluctuations did not have a significant impact on the comparison of results of operations in the three-month and nine-month periods ended September 28, 1996 with those comparable periods in fiscal 1995.


Liquidity and Capital Resources

As of September 28, 1996, the Company had $69,750,000 of cash and cash equivalents and $25,689,000 of short-term investments. Working capital increased to $124,420,000 at September 28, 1996 from $109,376,000 at
December 30, 1995.

Net cash provided by operations totaled $3,163,000 for the nine-month period ended September 28, 1996 compared with net cash used by operations of $2,409,000 during the comparable period in fiscal 1995. Net cash provided by operations during the nine-month period ended September 28, 1996 consisted primarily of net income adjusted for non-cash expenses including depreciation and amortization, and increased current liabilities, partially offset by increased accounts receivable and inventories. The increase in accounts receivable was due to increased revenue levels and the timing of quarterly shipments. The increase in inventories is necessary to support the Company's revenue growth and the introduction of the Company's LanRover Access Switch product. Cash used by operations for the nine-month period ended September 30, 1995 consisted primarily of net loss due to expenses associated with the Spider Acquisition, partially offset by increased accrued expenses, depreciation and amortization, and non-cash merger expenses.

Net cash used by investing activities totaled $28,617,000 for the nine-month period ended September 28, 1996, compared to $15,051,000 during the comparable period in fiscal 1995. Investment activity during the nine-month period ended September 28, 1996 consisted primarily of purchases of short-term investments as well as property, plant and equipment to support the Company's growth, partially offset by proceeds from short-term investments upon maturity. Investment activity in the comparable period in fiscal 1995 consisted primarily of purchases of short-term investments and property, plant and equipment.

Net cash provided by financing activities totaled $2,142,000 for the nine-month period ended September 28, 1996, compared to net cash used by financing activities of $4,510,000 during the comparable period in fiscal 1995. Net cash provided by financing activities in the nine-months ended September 28, 1996 consisted of proceeds from stock option exercises, partially offset by principal payments on long-term debt and capital lease obligations. Net cash used by financing activities in the nine-months ended September 30, 1995 consisted primarily of principal payments on the Company's debt assumed as a result of the Spider Acquisition, partially offset by proceeds from stock option exercises.

The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in June 1997. Borrowings under the revolving credit facility bear interest at the bank's prime rate. The terms of the credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. The Company had no borrowings outstanding under this line at September 28, 1996. The Company also has a foreign credit facility of approximately $1,563,000. There were no borrowings available under this foreign credit facility at September 28, 1996. Available borrowings under this facility are decreased by the value of the outstanding debt payable to the European Coal and Steel Community Fund and guarantees on certain foreign currency and other transactions. The terms of the foreign credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. There were no borrowings outstanding under this foreign credit facility at September 28, 1996.

The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At September 28, 1996, the total amount of forward exchange transactions covered by hedging contracts was $19,179,000.

The Company believes that its existing cash and short-term investment balances, together with borrowings available under the Company's bank line of credit, will be sufficient to meet the Company's cash requirements for the foreseeable future.


Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain 'forward-looking' information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels and the availability of funds to meet cash requirements) may be 'forward-looking' statements. The Company's actual future results may differ significantly from those stated in any for-ward looking statements. Factors that may cause such differences are discussed more fully in the Company's Annual Report to Stockholders, Form 10-K and the Company's other Securities and Exchange Commission filings.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

(a)   Exhibits


Exhibit No.       Description of Exhibit
11                Statement of Computation of Earnings per share included
                  herein on page 12.

27                Financial Data Schedule


(b)   Reports on Form 8-K:

On July 9, 1996, the Company filed a report on Form 8-K/A amending certain financial information with respect to AirSoft, Inc. and Shiva Corporation that was included in the Form 8-K dated June 27, 1996.

On August 13, 1996, the Company filed a report on Form 8-K/A amending certain financial information with respect to AirSoft, Inc. and Shiva Corporation that was included in the Form 8-K dated June 27, 1996.

                               Exhibit 11
                            Shiva Corporation
                    Computation of Earning Per Share (1)

                           Three months ended           Nine months ended
                      ---------------------------  ---------------------------
                      September 28, September 30,  September 28, September 30,
                          1996          1995 (2)       1996          1995 (2)
                      ------------- -------------  ------------- -------------
Weighted Average
Common and Common
Equivalent Shares:

Weighted Average
Common Shares
Outstanding During
the Period               28,581,648    25,014,919     28,317,851    24,579,539

Weighted Average
Common Equivalent
Shares                    3,324,775             -      3,181,488     2,053,544
                         ----------    ----------     ----------    ----------
                         31,906,423    25,014,919     31,499,339    26,633,083
                         ==========    ==========     ==========    ==========

Net Income (Loss)        $6,027,000  ($11,552,000)   $15,341,000   ($9,197,000)

Primary Net Income
 (Loss) Per Share             $0.19        ($0.46)         $0.49        ($0.35)


(1) Fully diluted net income per share has not been separately presented, as the amounts would not be materially different from primary net income per share

(2) Retroactively adjusted to reflect the one-for-one stock dividend on all shares of the Company's common stock declared by the Company's Board of Directors on April 2, 1996. The stock dividend was paid on April 22, 1996, to all stockholders of record on April 12, 1996.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SHIVA CORPORATION



Date:  November 12, 1996         by:  /s/ Cynthia M. Deysher
                                 Cynthia M. Deysher
                                 Senior Vice President Finance and
                                 Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)