Form 10-Q/A
period 1996-06-29
SHIVA CORP
filed 1997-02-13
CIK 879136

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-Q/A

                         Amendment No. 1 to Form 10-Q



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




--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

This Form 10-Q/A of Shiva Corporation is filed solely to amend the Exhibit Index included herein.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         10.1(1)           Lease by and between Walford Company, Landlord, and
                           Shiva Corporation, Tenant dated May 24, 1996.

         10.2+             Amendment #2 dated June 27, 1996 to the License and
                           Development Agreement between Shiva Corporation and
                           Microsoft Corporation dated March 4, 1994.

         10.3+(1)          First Amendment dated June 28, 1996 to the
                           Development and License Agreement effective as of December 30, 1994 between Shiva Corporation and
                           Hewlett-Packard Company.

         10.4+             Letter Agreement dated March 15, 1996 between Shiva
                           Corporation and Northern Telecom Limited to amend the Shiva/Nortel Contract dated May 15, 1995.

         10.5+(1)          First Amendment dated May 16, 1996 to the
                           Shiva/Nortel Contract dated May 15, 1995.

         11.0(1) Statement of Computation of Earnings per share included herein on page 14.

         27.0(1)           Financial Data Schedule.


--------------------

         + Confidential treatment requested.
       (1) Previously filed.

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



                                       SHIVA CORPORATION

Date:  February 13, 1997           by: /S/ Cynthia M. Deysher
                                   ------------------------
                                   Cynthia M. Deysher
                                   Senior Vice President Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

      The following exhibits are filed herewith.




Exhibit No.                       Description
-----------                       -----------

10.1(1)           Lease by and between Walford Company, Landlord, and
                  Shiva Corporation, Tenant dated May 24, 1996.

10.2+             Amendment #2 dated June 27, 1996 to the License and
                  Development Agreement between Shiva Corporation and
                  Microsoft Corporation dated March 4, 1994.

10.3+(1)          First Amendment dated June 28, 1996 to the
                  Development and License Agreement effective as of December 30, 1994 between Shiva Corporation and
                  Hewlett-Packard Company.

10.4+             Letter Agreement dated March 15, 1996 between Shiva
                  Corporation and Northern Telecom Limited to amend the Shiva/Nortel Contract dated May 15, 1995.

10.5+(1)          First Amendment dated May 16, 1996 to the
                  Shiva/Nortel Contract dated May 15, 1995.

11.0(1) Statement of Computation of Earnings per share included herein on page 14.

27.0(1)           Financial Data Schedule.


--------------------

         + Confidential treatment requested.
       (1) Previously filed.
