Form 10-K
period 1996-12-28
SHIVA CORP
filed 1997-03-28
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
				  FORM 10-K
   (Mark One)
   /x/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934
	       For the fiscal year ended December 28, 1996

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934
	    For the Transition period from         to
		     Commission File Number 0-24918

			      SHIVA CORPORATION
	     (Exact name of registrant as specified in its charter)

	     Massachusetts                                 04-2889151
   -------------------------------                     -------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

		      28 Crosby Drive, Bedford, MA 01730
	  (Address of principal executive offices, including Zip Code)

				(617) 270-8300
	      (Registrant's telephone number, including area code)

	      ---------------------------------------------------

	   Securities Registered Pursuant to Section 12(b) of the Act:
				     None
	   Securities Registered Pursuant to Section 12(g) of the Act:
			  Common Stock, $.01 par value
	  Series A Junior Participating Preferred Stock, $.01 par value
			       (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   /x/ YES   / /  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $483,592,478 based on the closing price of the Common Stock on the Nasdaq Stock Market on January 31, 1997.
The number of shares outstanding of the registrant's Common Stock as of January 31, 1997 was 28,989,583.

		      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May, 14, 1997 are incorporated by reference into Part III hereof.
2. Portions of the registrant's 1996 Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated by reference into
Parts I, II and IV hereof.
------------------------------------------------------------------------------

Shiva, Shiva with design (the company logo), NetModem, NetModem/E, NetBridge, NetSerial, TeleBridge, Hublet, LanRover, AirSoft, ShivaPPP, ShivaIntegrator, PowerBurst, WebRover and EtherGate are registered trademarks of Shiva Corporation. ShivOS, Tariff Management, isdn with design, ShivaPort, ShivaRemote, Shiva Dial-in SDK, Shiva AccessPort, ISSAK, Remote-Centric,
DIAT and LanRover Access Switch are trademarks of Shiva Corporation. All other trademarks belong to their respective companies.

				   PART I

ITEM 1.     Business

General
Shiva Corporation (the "Company") is a leader in the design, development, manufacture and sale of hardware and software products that enable transparent remote connectivity to enterprise networks from any location having access to switched analog or digital telephone service. The Company also provides Internet Service Providers ("ISPs") and local exchange, inter-exchange and competitive access telephone carriers ("Carriers") a flexible architecture to support their public data network remote access service offerings. Founded in 1985, the Company has applied its expertise in internetworking, personal computer ("PC") software and telephony to pioneer the "remote node" approach to remote network access. Shiva's remote node solution enables a remote PC to access an existing network as a fully functional network node, thereby allowing users to access network resources from their remote PCs as if they were directly connected to the enterprise or public network. Shiva servers enable users to connect to computing resources from home, while traveling, or as part of a branch office or multi-user worksite.

The Company offers a full line of remote access solutions, technical training and services supporting telecommuters and remote offices to large enterprise networks and to the ISPs and Carriers providing remote access to the public data networks. The enterprise-based remote access servers, such as the LanRover Access Switch(TM), LanRover(R) and ShivaIntegrator(R) product families, enable network managers of large networks to link telecommuters, mobile professionals and branch offices with dial-in access to Local Area Networks ("LANs") offering either transparent remote node PC-to-LAN connections or LAN-to-LAN dial up connections through both public and private telephone networks. The Company's technology also provides LAN-based users the ability to make dial-out connections from the desktop to the Internet or other on-line services. Network managers can control and manage remote user access into the enterprise-based servers with the Shiva AccessManager security and accounting solution. Shiva AccessManager is a Windows-based application which provides comprehensive, centralized and cost-effective remote access management. For the remote office and smaller branch, the Company provides the Shiva AccessPort(TM) ISDN client router and the NetModem(R) server, as well as ShivaRemote(TM) client software and PowerBurst(R) remote node acceleration software for enhanced performance. The Company also offers other communications products, such as the ShivaPort(TM) product family of communications servers, that permit users to connect terminals, printers, modems and other serial devices to Ethernet networks. The Company markets its products in domestic and international markets through both direct and indirect distribution channels to reach a wide range of customers.

In June 1996, the Company issued 691,587 shares of Common Stock in exchange for all the outstanding shares of AirSoft, Inc. (the "AirSoft Acquisition"). AirSoft, Inc. ("AirSoft") designs, manufactures and sells performance enhancement software products, including PowerBurst, a remote node accelerator designed to improve the performance of file-system based applications such as electronic mail, spreadsheets and word processors.

In August 1995, the Company acquired Spider Systems Ltd. ("Spider"), a leading digital internetworking company based in Edinburgh, United Kingdom, in exchange for 3,923,606 shares of Common Stock (the "Spider Acquisition"). The Spider Acquisition provided the Company with advanced network access technology including ISDN, frame relay and X.25, a range of internetworking products and network integration services. The ShivaIntegrator and ShivaPort product families incorporate the technologies acquired from Spider.

From time to time, information provided by the Company or statements made by its employees may contain "forward looking" information which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, market acceptance of the Company's products, the development of competitive products, limitations on financial and other resources required to engage in product development activities or to acquire or license third party technology and factors adversely affecting the demand for, or use of, the Company's products. The Company believes that factors affecting the ability of the Company's products to achieve broad market acceptance include; but are not limited to product performance, price, ease of adoption and displacement of existing approaches.

Products

Remote Access Products

The LanRover Remote Access Server Product Family
Shiva's LanRover family of high-performance, multi-platform, multi-protocol remote access servers are designed to meet the needs of both network managers and end-users in corporate environments. They provide remote node dial-in access to the full range of network services, including electronic mail and file transfer, as well as providing access to databases and mainframe applications. LanRover servers support DOS, Windows, Macintosh, UNIX, and terminal users and IPX, TCP/IP, AppleTalk, NetBEUI, and 802.2/LLC protocols. The LanRover family enables shared dial-out to on-line information services and send-fax support for LAN-attached PCs, in addition to LAN-to-LAN services over analog or digital dial-up lines. For network managers, the LanRover family offers centralized network management from a LAN-based Windows PC or Macintosh; in-band and out-of-band management from IPX, TCP/IP and AppleTalk and SNMP support as well as full security features.

The LanRover product family is available for Ethernet or Token Ring environments in 2, 4 or 8 port configurations of either asynchronous ports or
V.34 analog modems. The LanRover/PLUS, also available for Ethernet or Token Ring networks, is a modular server that supports up to eight V.34 modems, ISDN BRI, or high speed asynchronous serial modules, or any combination of services. The LanRover/Plus is field upgradable to analog and digital remote access. For branch offices, the Company offers the LanRover/2E PLUS, a two-port LanRover/PLUS with an integrated V.34 modem, ISDN BRI and a high-speed serial card.

The LanRover Access Switch Product Family
The LanRover Access Switch is a high capacity remote access concentrator which brings LanRover functionality to a new cooperative multiprocessing architecture with industry standard high speed buses and extensive call control capabilities. Designed to support over one hundred sessions, it addresses the needs of corporate enterprises, Carriers, and ISPs. The LanRover Access Switch supports all major remote networking functionality including single user dial-in, dial-out for LAN based users, and LAN-to-LAN routing for branch and home office connectivity over T1, E1, or T1/E1 PRI.
The LanRover Access Switch offers extensive management and accounting capabilities via Shiva Net Manager(TM) or Shiva Enterprise Manager(TM), as well as support for a range of security options including centralized security and third party security such as TACACS and TACACS+, RADIUS, Security Dynamics and AssureNet Pathways.

PowerBurst Remote Node Acceleration Technology
PowerBurst addresses both the bandwidth and latency issues associated with dial-up links by employing caching algorithms that are designed to improve the efficiency of communication over the remote node link, resulting in significant increases in dial-in performance. PowerBurst accelerates a wide variety of applications, including leading file-system-based e-mail, databases, spreadsheets, and word processors. The block-level caching algorithm allows PowerBurst to maximize performance while ensuring data integrity. PowerBurst is currently the only acceleration solution fully integrated into a remote access server operating system and dial-in client. This integration in Shiva's LanRover Plus, LanRover Access Switch, and ShivaRemote(TM) client software, ensures compatibility, interoperability, and ease of deployment. PowerBurst is designed to reduce connect time and the telecommunications charges associated with remote node access and is part of a growing family of Shiva Tariff Management(TM) technologies developed to increase performance and reduce the overall cost of remote access ownership.

Shiva AccessManager
The Shiva AccessManager is a standards-based security and accounting solution that allows large enterprises, Internet Service Providers, and carriers to control and manage remote user access. The Shiva AccessManager is a protocol-independent authentication, authorization and accounting solution for Windows NT, Windows 95 and Windows 3.11 environments. The Shiva AccessManager can act as a proxy client for multiple user list servers including various UNIX platforms, Microsoft NT Domains, Novell Netware
Bindery and Novell Network Directory Services. It is interoperable with any RADIUS/TACACS compliant network access server and a wide variety of third party network security servers such as Security Dynamics, AssureNet Pathways, and Vasco. It provides a standards-based (ODBC) database interface that allows detailed accounting data to be stored and manipulated to generate user specific billing/charge-back reports. These reports can provide organizations with detailed cost analyses that can be supported by graphical management statistics and allow network and business managers to view utilization and trends.

The Shiva AccessPort Product Family
The Shiva AccessPort is an ISDN client router that connects telecommuters and small office users to the corporate LAN and the Internet using ISDN. Shiva AccessPort has one basic rate ISDN interface and support for multi-link PPP which allows for aggregation of the two ISDN b-channels. In addition, two analog ports are available for users to integrate phone and fax capabilities over the ISDN phone line. Shiva AccessPort/D is available without the analog ports for data only applications. Shiva AccessPort products route both IP and IPX protocols and perform simultaneous bridging. As a complement to Shiva's LanRover and LanRover Access Switch central site servers, the Shiva AccessPort includes Wizard Installation software for ease of installation and use, as well as Monitor software to monitor ISDN usage statistics and call activity. Tariff Management technologies are employed in the Shiva
AccessPort to reduce the phone charges associated with remote access while multiple levels of security ensure that data is kept private.

The NetModem Product Family
The Company provides the single-port NetModem/E 28.8 for the remote access needs of smaller branch offices and workgroups. The NetModem/E 28.8 is an integrated, stand-alone device consisting of a dedicated communications server, V.34 modem and Ethernet interface. In addition to dial-in access, the NetModem/E 28.8 provides shared dial-out access to on-line information services and the Internet which allows users to send faxes from the desktop and support LAN to LAN routing.

The ShivaIntegrator Product Family
ShivaIntegrator is a family of ISDN remote access systems which combine on-demand ISDN networking with a host of Tariff Management features designed to save on phone charges. The ShivaIntegrator 150 is a branch office router with one serial line interface that supports frame relay and one Basic Rate ISDN interface for connection to the central site or other branch offices. The ShivaIntegrator 500 is a central site concentrator which supports Primary Rate ISDN and provides up to 46 simultaneous connections to remote locations and V.35 interface for leased line connections.

In fiscal 1996, 1995, and 1994 revenues from remote access products were approximately $174,084,000 million, $83,924,000 million, and $44,825,000 million, respectively, or 87%, 71% and 55% of revenues, respectively.

Communications Products

The ShivaPort Product Family
ShivaPort is a high performance multi-protocol communications server for Ethernet networks, available in 8, 16, or 32 port configurations. ShivaPort products permit users to connect large numbers of terminals, printers, modems and other serial devices to a LAN. It provides simple terminal access, security, printing and network management features.

Other Communications Products
The Company also develops and sells other communications products including WAN communications software products and Appletalk products. The Company licensed communications protocol software products on a royalty basis to many of the world's leading computer and information systems manufacturers who sell these software products with their computer systems or embed them in products they sell. The Company sold the protocol software business to Spider Software Limited in December 1996. The Appletalk products are designed to meet a variety of LAN communications needs of Macintosh users.

In fiscal 1996, 1995 and 1994 revenues from communications products were approximately $16,847.000 million, $24,061,000 million and $27,763,000 million respectively, or 8%, 20% and 34% of revenues, respectively.

Foreign and Domestic Operations and Export Sales

The information required by this item may be found under Note 12 of the Notes to Consolidated Financial Statements and under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in the Company's Annual Report to Stockholders for the fiscal year ending December 28, 1996 (the "1996 Annual Report to Stockholders") and is incorporated herein by reference.

Markets and Customers

During 1996 several fundamental changes occurred in the remote access industry that in turn affected the markets that the Company serves.
A significant change relates to the broad and rapid adoption of the Internet which significantly affected the Company's two major market segments -- (1) the private sector, consisting of large enterprises such as corporations and governmental bodies and (2) the public sector consisting of Carriers and Internet service providers ("ISP's"). The increased demand for access to the Internet caused an increase in need for remote access products in the private sector and stimulated the market for service providers requiring remote access equipment. The Company has attempted to meet this demand by expanding its research and development activities as well as the scope of its products.

Since the two segments have different requirements, the type of product and services required by each is different and each is characterized by different competitive environments. The private sector is characterized by the need for greater breadth of protocol and operating systems support, greater network management resources and more intensive hourly usage over a concentrated period of time than the public sector. Shiva's major competitors in this segment are Cisco, U.S. Robotics and Bay Networks. By contrast, the public sector is characterized by higher call volumes, continuous operation and limited network management staff thereby requiring more support from Shiva. The major competitors in this segment are Ascend, U.S. Robotics and Cisco.

Competition

Competitive factors in the remote access market include breadth of product features, product quality and functionality, marketing and sales resources and customer service and support. Although historically price has not been a significant factor in the market for the Company's products, the Company witnessed the beginning of pricing pressures in 1996, especially with the LanRover product.

Many of the Company's current and potential competitors have greater financial, marketing, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with new competitors. In addition, since the lower end segments of both markets have numerous competitors, the Company's market share may decline in the event any one or several of its competitors expands its existing market. increased competition could have a material adverse effect on the Company's business.

Sales and Marketing

The Company markets its products through numerous indirect distribution channels worldwide, including distributors, value-added resellers and OEM strategic partners. The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. The Company's sales staff solicits prospective customers, provides technical advice with respect to the Company's products and works closely with particular partners through which larger customers purchase its products. The Company believes that the active participation of its sales staff in the selling process, in conjunction with the efforts of its distributors and resellers, is necessary in order to provide customers with the level of support required for successful integration of remote access solutions in enterprise networks.

The Company conducts its North American sales and marketing activities from its principal office in Bedford, Massachusetts, as well as from four other North American sales offices. In international markets, the Company markets its products through its Wokingham, United Kingdom office as well as field sales offices in France, Germany, Sweden, South Africa, Singapore, Australia, and the Netherlands and through distributors and resellers in most European countries, South America, Asia, Africa and the Pacific Rim.

In fiscal 1996, sales to a major strategic partner accounted for 14% of the Company's total revenues. A reduction in sales to this partner would adversely affect the Company's operating results.

The Company provides most of its distributors and resellers with product return rights for stock balancing or product evaluation. The Company also provides most of its distributors and resellers with price protection rights. Stock balancing rights permit distributors to return products to the Company for credit against future product purchases, within specified limits.
Product evaluation rights, available in some markets, permit end-users to return products to the Company, through the distributor or reseller from whom such products were purchased, within thirty days of purchase if such end-user is not fully satisfied. Price protection rights require that the Company grant retroactive price adjustments for inventories of the Company's products held by distributors or resellers if the Company lowers its prices for such products. Although the Company believes that it has adequate reserves to cover product returns and price reductions, there can be no assurance that the Company will not experience significant returns or price protection adjustments in the future or that such reserves will be adequate to cover such returns and price reductions.

Strategic Partnerships

The Company has developed and maintained strategic partnerships with a major communications equipment company, Northern Telecom Limited ("Nortel"), computer operating system vendors such as Microsoft ("Microsoft"), Internet applications providers such as Netscape ("Netscape"), and major information systems providers, such as IBM, Motorola and Hewlett-Packard ("HP"). The partnerships allow the Company to address the rapid expansion of the remote access market by providing worldwide sales, marketing and service networks for the Company's technology and products. They also provide an opportunity for technology and product exchanges.

The Company and Nortel are OEM and joint development partners. Through this relationship, Nortel, which is a major provider of telecommunications equipment, will distribute a Nortel RAPPORT version of the Company's LanRover Access Switch to provide solutions for ISPs and other telecommunications companies. The end-products will allow for the Internet thruway application which is the loading of data calls from a central office switch to a data network, such as a frame relay, resulting in minimization of congestion on the voice network. Nortel will also manufacture and distribute a Nortel RAPPORT version of the Shiva AccessPort.

The Company and IBM are OEM and joint development partners. The Company manufactures IBM versions of its LanRover products that IBM markets as its 8235 products worldwide. The 8235 functionality has also been integrated into its 8250/8260 switching hub product line. In addition, all of the Company's Token Ring network products are designed with the IBM Token Ring chip set. During 1996 the Shiva/IBM OEM relationship was expanded to include the Company's LanRover Access Switch product which is marketed as the IBM I-40 line. In general, the IBM partnership is intended to ensure that the Company's products provide effective remote access solutions to IBM SNA networking environments for the Fortune 500 type enterprise accounts.

Customer Service and Support

The Company believes that a high level of user support is essential to achieving customer satisfaction. The majority of the Company's service and support activities historically have been related to software and network configuration issues which are provided by telephone and on-line access to and from the Company's principal offices. With the market acceptance of the LanRover Access Switch, installation, on-site maintenance and deployment services have become increasingly important to ensure successful implementations of the product at customer sites. The Company also provides technical support and training to channel and strategic partners. The
Company provides a one-year warranty on its hardware products and a ninety day software media warranty. After the expiration of the hardware warranty period, the Company provides hardware repair services on a fee basis. Software upgrades are also available for purchase on a fee basis. Both hardware repairs and software upgrades may be purchased as part of a comprehensive support program as well. Comprehensive support programs provide toll-free telephone support lines, overnight exchange of products, on-site hardware maintenance, and free or discounted hardware and software revisions and upgrades. In addition, the Company provides on-line services that are used to distribute technical advice and software updates. On-line services include a fax back service, a bulletin board service and an electronic mail access service, as well as ISSAK(TM), which is the Company's technical knowledge base.

Research and Development

The Company's research and development efforts are focused on developing new products and core technologies for the remote access market and further enhancing the functionality, reliability, performance and flexibility of existing products. Extensive input concerning product development is obtained from users, both directly and through indirect marketing channel partners. The Company also receives input from active participation in industry groups responsible for establishing technical standards.

In 1996, the Company completed development and introduced the LanRover
Access Switch high-end remote access switch. It has extended the product line into new markets such as Internet Service Providers and Carrier customers providing Internet access services. The Company is also focusing its development efforts on additional remote access and telecommuter needs and providing access to switched digital services. Certain of these emerging digital services are already supported by the Company's current product design. The Spider Acquisition added ISDN, X.25 and Frame Relay technology to the Company's portfolio. During 1996, ISDN and Frame Relay protocols were introduced into the base ShivOS operating system servicing Shiva servers.

With the AirSoft Acquisition, the Company augmented its technology portfolio with protocol acceleration technologies that have been integrated into the Company's remote access server to accelerate performance of Novell file access applications over dial-up lines. Future applications of this technology will include acceleration of web-based (HTTP) applications over the Internet.

The Company's success will depend upon its ability to enhance and expand its existing products, and to develop new products in a timely manner that will achieve market acceptance. To meet the challenges of rapidly changing technology, the Company has invested and expects to continue to invest heavily in the development of new products and core technologies; however, there can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards or developments. The Company's business would be adversely affected if the Company were to incur significant delays or were to be unsuccessful in developing new products or enhancements, or if any such products or enhancements did not gain market acceptance.

In fiscal 1996, 1995 and 1994, the Company's research and development expenditures were approximately $23,186,000, $14,787,000 and $9,972,000, respectively, or 12% of revenues in each period. Customer-funded development fees reimbursed to the Company and government funded research and development grants, which are reflected as an offset to research and development expenses, were approximately $1,718,000, $955,000 and $901,000, respectively for fiscal 1996, 1995 and 1994.

Manufacturing

The Company uses two principal subcontractors, Lockheed Commercial
Electronics Company and Solectron Scotland Limited, for the manufacture of substantially all of its products. The Company's internal manufacturing operation which is located in Bedford, Massachusetts consists primarily of material planning, procurement, final assembly and test, and quality assurance and distribution. The Company's products undergo automated testing, comprehensive quality audits, functional testing, and environmental stress screening to ensure quality and reliability.

The Company's manufacturing strategy is to optimize cost, quality, delivery and flexibility to the Company's customer base through a leveraged external manufacturing model. This strategy allows capacity increases while avoiding the capital investment required to establish and maintain additional manufacturing facilities. The Company believes that this strategy allows it to focus its resources on product design, quality assurance, marketing, and customer support. Although the Company believes that new suppliers could be evaluated and integrated in a relatively short period of time, this strategy could lead to short-term product supply interruptions.

Materials used by the Company in its manufacturing processes include semiconductors, such as microprocessors, memory chips and other integrated circuits, printed circuit boards, cable assemblies and pre-formed metal/plastic enclosures. The chipsets used in certain of the Company's Token Ring connectivity products and modem products are currently available only from IBM and Rockwell International, respectively. The Company also sources certain microprocessors from Motorola. To date, the Company has not experienced significant delays in the receipt of key components. The inability to obtain a sufficient supply of key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's results of operations.

Intellectual Property

Although the Company believes that its continued success will depend primarily on its continuing innovation, sales, marketing and technical expertise, product support and customer relations, the Company believes it also needs to protect the proprietary technology contained in its products. The Company has applications pending for six United States patents and received a United States patent in 1996. The Company primarily relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The Company typically enters into confidentiality and/or license agreements with its employees, strategic technology partners, indirect channel marketing partners, customers and suppliers and limits access to and distribution of its proprietary information.

There can be no assurance that these protections will be adequate to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products. Any such assertion could require the Company to pay damages and could require the Company to develop non-infringing technology or acquire licenses to the technology that is the subject of asserted infringement resulting in product delays or increased costs or both.

Employees

At December 28, 1996, the Company employed 670 individuals on a full-time basis. Of these, 201 were involved in engineering, 302 in sales, marketing and customer support, 72 in manufacturing and 95 in administration, finance and strategic planning. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements.

Competition for technical personnel in the Company's industry is intense. The Company believes that its future success will depend on its continued ability to attract and retain qualified personnel.

Executive Officers

The executive officers of the Company as of March 14, 1997, are as follows:

Name                         Age     Position
----                         ---     --------
Frank A. Ingari               47     President, Chief Executive Officer and
				     Chairman of the Board of Directors
Steven J. Benson              38     Senior Vice President, Worldwide Sales
				     and Marketing
Jean-Pierre Boespflug (1)(2)  42     Senior Vice President, Research and
				     Development
Cynthia M. Deysher            39     Senior Vice President, Finance and
				     Administration and Chief Financial
				     Officer
Peter H. Howells (3)          43     Vice President, Shiva Access Manager
				     Division
Richard Lanchantin (4)        41     Vice President, Customer Service

-------------------



(1) Mr. Boespflug became an executive officer of the Company in February 1997.
(2) Mr. Guy A. Daniello became an executive officer of the Company in January 1996, and Mr. Daniello resigned in February 1997.
(3) Effective February 26, 1997, the Company redesignated its "executive officers" under the Securities Exchange Act of 1934. As a result of this redesignation, this person is no longer an "executive officer" of the Company under such Act.
(4) Mr. Lanchantin became an executive officer of the Company in March 1996.


Mr. Ingari joined the Company as its President and Chief Executive Officer and as a director in September 1993. He has served as the Chairman of the Board of Directors since July 20, 1995. From September 1995 to January 1996 he served as Acting Vice President, Research and Development. From March 1992 to September 1993, Mr. Ingari was Vice President of Marketing at Lotus Development Corporation. From January 1991 to March 1992, Mr. Ingari served as Chairman and Chief Executive Officer of ONTOS, Inc., a supplier of object-oriented database management systems and application development software. From 1987 to January 1991, Mr. Ingari served as Vice President and General Manager of the Emerging Markets Business Group at Lotus Development Corporation.

Mr. Benson joined the Company as its Vice President of Sales in September 1992. In October 1995, Mr. Benson's title changed to Senior Vice President, Worldwide Sales and Marketing. From January 1988 to August 1992, Mr. Benson served as Director of Sales and Marketing for the Portable Computing Group of Lotus Development Corporation.

Mr. Boespflug joined the Company as Vice President, International Business Operations in April 1994 and became its Vice President, Strategic Planning in September 1995. Early in 1996 Mr. Boespflug was appointed as Vice President of Shiva's Service Provider Group. Mr. Boespflug was appointed Senior Vice President of Research and Development in February 1997. From October 1991 to February 1994, Mr. Boespflug served as Vice President of European Operations at Wellfleet Communications, Inc., a supplier of internetworking equipment. From November 1988 to October 1991, Mr. Boespflug served as Vice President of European Operations at Cisco Systems, Inc., a supplier of network routers and bridges.

Ms. Deysher joined the Company in January 1994 as its Vice President, Finance and Administration, Chief Financial Officer and Treasurer. In October 1995, Ms. Deysher's title changed to Senior Vice President, Finance and Administra-tion and Chief Financial Officer. Ms. Deysher resigned as the Company's Treasurer in September 1995 when she delegated treasury duties to a member of her staff who was elected Treasurer. Ms. Deysher resumed the position of Treasurer in September 1996. From April 1989 to November 1993, Ms. Deysher served as Chief Financial Officer, Corporate Vice President Finance, Administration and Manufacturing of Bytex Corporation, a wide and local area network company.

Mr. Howells joined the Company as its Vice President, Network Services Division, when the Spider Acquisition closed in August 1995. In February 1997 Mr. Howells was appointed Vice President, Shiva Access Manager Division.
From September 1990 to August 1995, Mr. Howells held various positions at Spider, most recently serving as the Divisional Director of the Networks Division.

Mr. Lanchantin joined the Company in March 1996 as Vice President, Customer Service. From November 1994 to March 1996, Mr. Lanchantin served as Senior Director, Global Enterprise, at IBM/Lotus Development Corporation. From June 1992 to November 1994, Mr. Lanchantin served as Director Field Support Services at Lotus Development Corporation. From May 1989 to June 1992, Mr. Lanchantin served as Technical Manager, North American Sales at Lotus Develop-ment Corporation.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified. There are no family relationships among any of the executive officers of the Company.

ITEM 2.     Properties

In February 1996, the Company relocated its principal offices to a facility of approximately 117,139 square feet in Bedford, Massachusetts. The Company occupies this facility under a lease that expires in February 2006. In addition, in May, 1996 the Company entered into a lease which expires in September, 2003 of a building consisting of approximately 51,000 square feet also in Bedford which houses its manufacturing and sales training operations the Company's primary European headquarters are located in a facility it owns consisting of approximately 35,000 square feet in Edinburgh, United Kingdom. The Company also leases sales offices in New York, Georgia, California, Washington, France, Australia, South Africa, the United Kingdom, Germany, the Netherlands, Sweden, and Singapore. The Company believes that its facilities are well maintained and in good operating condition, and are adequate to meet its anticipated level of operations for the foreseeable future.

ITEM 3.     Legal Proceedings

On January 17, 1997, a Complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Abraham Schwartz and Norman Marcus v. Shiva Corporation. The plaintiffs purport to bring this action on behalf of a class of purchasers of the Company's common stock between September 17, 1996 and January 7, 1997. The Complaint asserts that the Company made false or misleading statements in violation of state and federal law, including: state law negligent misrepresentation, fraud, and deceit, California Corporation Code Sec. 1507, 25400, and 25500, California Civil Code Sec. 1709-10, and Section 12(2) of the Securities Act of 1933, 15 U.S.C. Sec. 771(2). On behalf of the purported class, the plaintiffs seek compensatory damages, treble damages under California law, punitive damages under California law, punitive damages, attorneys' fees, costs and interest. On February 14, 1997 the Company filed a demurrer to the Complaint. The Company believes the claim to be entirely without merit and intends to vigorously defend against the action. The action is in its earliest stages and the Company is unable to determine at this time the potential liability if any.

ITEM 4.     Submission Of Matters To Vote Of Security Holders

None

				PART II

ITEM 5.     Market For The Company's Common Equity And Related Stockholder
	    Matters

The information required by this item may be found in the section captioned "Quarterly Financial Information" appearing in the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6.     Selected Financial Data

Information required by this item may be found in the section captioned "Financial Highlights" appearing in the 1996 Annual Report to Stockholders, and is incorporated herein by reference.


ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Information required by this item may be found on pages 18 through 25 of the 1996 Annual Report to Stockholders in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

ITEM 8.     Financial Statements And Supplementary Data

Information with respect to this item may be found on pages 26 through 42 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference and indexed by reference under Item 14(a)(1) below. The Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

				PART III

ITEM 10.     Directors And Executive Officers Of The Company

Information with respect to Directors of the Company may be found in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Company" in Part I of this report. Information relating to delinquent filings of Forms 3, 4 or 5 by an executive officer or director or beneficial owner of more than 10% of the shares of common stock of the Company may be found under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's 1997 Proxy Statement, which 1997 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 28, 1996, and is incorporated herein by reference.

ITEM 11.     Executive Compensation

Information required by this item may be found under the captions
"Compensation of Directors" and "Executive Compensation" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.     Security Ownership Of Certain Beneficial Owners And Management

Information required by this item may be found under the caption
"Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13.     Certain Relationships And Related Transactions

None.

ITEM 14     Exhibits, Financial Statement Schedules And Reports On Form 8-K

      (a) (1)     Consolidated Financial Statements.

The following consolidated financial statements and the Report of Independent Accountants are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference.

Report of Independent Accountants for the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994
Consolidated Balance Sheet as of December 28, 1996 and December 31, 1995 Consolidated Statement of Operations for the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994
Consolidated Statement of Changes in Stockholders Equity for the years ended
  December 28, 1996, December 30, 1995 and December 31, 1994
Consolidated Statement of Cash Flows for the years ended December 28, 1996,
  December 30, 1995 and December 31, 1994
Notes to Consolidated Financial Statements

The Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

      (a) (2)     Financial Statement Schedules.

						     Page
Schedule I    Report of Independent Accountants
	      on Financial Statement Schedule        S-1

Schedule II   Valuation and Qualifying Accounts      S-2

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

      (a) (3)     List of Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:


Exhibit No.  Description of Exhibits
3.1          Restated Articles of Organization of the Company. (1)(5)

3.2          Restated By-Laws of the Company. (1)

4.1          Specimen certificate representing the Common Stock. (8)

4.2          Rights Agreement dated as of September 29, 1995, between the
	     Company and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Vote of Directors Establishing a Series of a Class of Stock, as Exhibit the Form of Rights Certificate, and as Exhibit C the Summary
	     Rights to Purchase Preferred Stock. (4)

10.1 Registration Rights Agreement dated as of September 3, 1991 by and among the Company and the Investors named therein, as amended by the Amendment to Registration Rights Agreement dated as of March 29, 1993, as further amended by the Amendment No. 2 to Registration Rights Agreement dated as of July 28, 1993 and as further amended by an Amendment dated June 13, 1995. (3)

10.2         Amended and Restated 1988 Stock Plan, as further amended. (3)(6)

10.3         1994 Non-Employee Director Stock Option Plan. (1)(6)

10.4         1994 Employee Stock Purchase Plan. (1)(6)

10.5         1997 Employee Bonus Plan (6)

10.6         Employment Agreement dated September 15, 1994 by and between the
	     Company and Frank A. Ingari. (1)(6)

10.7         Letter Agreement dated January 27, 1994 by and between the
	     Company and Cynthia M. Deysher. (2)(6)

10.8 Letter Agreement dated January 2, 1996 by and between the Company and Guy A. Daniello. (6)

10.9         Incentive and Non-Qualified Stock Option Agreement dated October
	     19, 1993 between the Company and Frank A. Ingari. (1)(6)


10.10        Incentive and Non-Qualified Stock Option Agreement dated January
	     29, 1994, between the Company and Cynthia M. Deysher. (1)(6)

10.11        Agreement dated May 15, 1995 between the Company and Northern
	     Telecom Limited ("Nortel") (3)

10.12        Letter Agreement dated March 15, 1996 between the Company and
	     Nortel to amend the Agreement dated May 15,1995 between the Company and Nortel (7)

10.13        First Amendment dated May 16,1996 to the Agreement dated May
	     15,1995 between the Company and Nortel (7)

10.14+ Memorandum of Understanding ("MOU") dated September 11, 1996 between the Company and Nortel

10.15+       Second Amendment dated October 15, 1996 to the Agreement dated
	     May 15, 1995 between the Company and Nortel

10.16+ Memorandum of Understanding ("MOU") dated December 23, 1996 between the Company and Nortel

10.17+ Letter Agreement dated January 29, 1997 amending the Memorandum of Understanding dated December 23, 1996 between the Company and Nortel

10.18        Lease by and between Beacon Properties, L.P., Landlord and the
	     Company Tenant, ("Beacon Lease") dated September 5, 1995. (4)

10.19        Amendment #1 to the Beacon Lease, dated October 23, 1995 (8)

10.20        Amendment #2 to the Beacon Lease, dated January 17,1996 (8)

10.21        Lease by and between Walford Company c/o Bernard H. Kayden,
	     Landlord, and the Company, Tenant, ("Walford Lease") dated May
	     24, 1996 (7)

11.1         Statement re:  Computation of Per Share Earnings

13.1 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.

21.1         Subsidiaries of the Company.

23.1         Consent of Price Waterhouse LLP

23.2         Consent of Deloitte & Touche LLP

27           Financial Data Schedule

---------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-84884)
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-94134)
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33- 97216)
(5) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-602)
(6) Indicates a management contract or any compensatory plan, contract or arrangement with officers who are designated as named executive officers in the Company's 1997 Proxy Statement.


(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for second quarter 1996.
(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year 1995.

+ Confidential treatment requested


      (b)     Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 28, 1996.

				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIVA CORPORATION


By: /s/ Frank A. Ingari                    By: /s/ Larry Whitman
   --------------------                       -----------------------
    Frank A. Ingari                            Larry Whitman
    President and Chief Executive Officer      Vice President -
    (Principal Executive Officer)              Corporate Controller
					       (Principal Financial and
					       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    NAME                     TITLE                         DATE
    ----                     -----                         ----

/s/ Frank A. Ingari
-------------------
Frank A. Ingari              President                 March 14, 1997
		    Chief Executive Officer and
			Chairman of the Board

/s/ David C. Cole
-----------------
David C. Cole                Director                  March 14, 1997

/s/ L. John Doerr
-----------------
L. John Doerr                Director                  March 14, 1997

/s/ Henry F. McCance
--------------------
Henry F. McCance             Director                  March 14, 1997

/s/Paul C. O'Brien
------------------
Paul C. O'Brien              Director                  March 14, 1997

/s/Mitchell E. Kertzman
-----------------------
Mitchell E. Kertzman         Director                  March 14, 1997

								Schedule I


		    REPORT OF INDEPENDENT ACCOUNTANTS ON
		       FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Shiva Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 23, 1997, appearing on page 43 of the 1996 Annual Report to Stockholders of Shiva Corporation and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Finanicial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Boston, Massachusetts
January 23, 1997

								  Schedule II

				 Shiva Corporation
			   Valuation and Qualifying Accounts
			 Column A           Column B     Column C     Column D
-----------------   ----------------------  ---------   ----------   ---------
					     Balance    Charged to    Charged
					    Beginning    Costs and    to Other
  For the Period       Classification       of Period    Expenses     Accounts
-----------------   ----------------------  ---------   ----------   ---------
December 31, 1994   Allowance for doubtful
		     accounts and returns    $ 2,376       $ 7,656       $ 17
December 30, 1995   Allowance for doubtful
		     accounts and returns    $ 3,963       $ 7,731       $(22)
December 28, 1996   Allowance for doubtful
		     accounts and returns    $ 5,252       $14,993       $ 80

					     Column E           Column F
-----------------                           ---------        --------------
							     Balance at End
  For the Period                            Deductions          of Period
-----------------                           ---------        --------------
December 31, 1994                            $(6,086)           $ 3,963
December 30, 1995                            $(6,421)           $ 5,252
December 28, 1996                            $(9,977)           $10,347


				 Shiva Corporation
		      Deferred Tax Asset Valuation Allowance
			 Column A           Column B     Column C     Column D
-----------------   ----------------------  ---------   ----------   ---------
					     Balance    Charged to    Charged
					    Beginning    Costs and    to Other
  For the Period       Classification       of Period    Expenses     Accounts
-----------------   ----------------------  ---------   ----------   ---------
December 31, 1994   Deferred tax asset
		      valuation allowance    $3,275       $ 797       $ 1,031
December 30, 1995   Deferred tax asset
		      valuation allowance    $4,125       $ 730       $ 3,076
December 28, 1996   Deferred tax asset
		      valuation allowance    $6,531       $  --       $  --


					     Column E           Column F
-----------------                           ---------        --------------
							     Balance at End
 For the Period                             Deductions          of Period
-----------------                           ---------        --------------
December 31, 1994                            $ (  978)          $4,125
December 30, 1995                            $ (1,400)          $6,531
December 28, 1996                            $ (5,673)          $  858
