Form 10-Q
period 1997-03-29
SHIVA CORP
filed 1997-05-13
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
				  FORM 10-Q

  (MARK ONE)

    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934
		  For the Quarterly period ended March 29, 1997


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


		       ____________________________


Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


The number of shares outstanding of the registrant's Common Stock as of March 29, 1997 was 29,049,395.

			     SHIVA CORPORATION


				   INDEX
				   -----

PART 1         Financial Information

       Item 1  Consolidated Financial Statements

	       Consolidated Balance Sheet
		March 29, 1997 and December 28, 1996

	       Consolidated Statement of Operations
		Three months ended March 29, 1997
		and March 30, 1996

	       Consolidated Statement of Cash Flows
		Three months ended March 29, 1997 and
		March 30, 1996

	       Notes to Consolidated Financial Statements

       Item 2  Management's Discussion and Analysis of Financial
	       Condition and Results of Operations

Part II        Other Information

       Item 5  Other Information

       Item 6  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

				Shiva Corporation
			   Consolidated Balance Sheet
		    (in thousands, except share related data)

						      March 29,   December 28,
							1997         1996
						    ------------- -----------
						     (unaudited)
Assets
Current assets:
 Cash and cash equivalents                          $     69,209  $   72,067
 Short-term investments                                   33,843      35,035
 Accounts receivable, net of allowances of
  $21,797 at March 29, 1997 and $10,347
  at December 28, 1996                                    24,436      39,904
 Inventories                                              16,497      17,958
 Prepaid expenses and other current assets                11,337       6,022
							 -------     -------
     Total current assets                                155,322     170,986

Property, plant and equipment, net                        24,546      23,855
Deferred income taxes                                      1,372       1,372
Other assets                                               1,644       1,837
							 -------     -------
     Total assets                                        182,884     198,050
							 =======     =======

Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt and
  capital lease obligations                           $     349   $      367
 Accounts payable                                        13,532       17,130
 Accrued compensation and benefits                        3,988        5,871
 Accrued expenses                                        11,928       13,748
 Deferred revenue                                         3,507        3,406
							-------      -------
     Total current liabilities                           33,304       40,522

Long-term debt and capital lease obligations                  8          122
Deferred income taxes                                       550          572
							-------      -------
     Total liabilities                                   33,862       41,216
							-------      -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized, at March 29, 1997 and December 28, 1996,
   none issued                                               -            -
 Common stock, $.01 par value; 100,000,000
  shares authorized, 29,049,395 and
  28,891,216 shares issued and outstanding at
  March 29, 1997 and December 28, 1996,
  respectively                                              290          289
 Additional paid-in capital                             150,496      149,564
 Unrealized gain on investments                             113          175
 Cumulative translation adjustment                           36          349
 Retained earnings (accumulated deficit)                 (1,913)       6,457
						      ---------  ------------
  Total stockholders' equity                            149,022      156,834
						      ---------  ------------
  Total liabilities and stockholders' equity          $ 182,884  $   198,050
						      =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

			    Shiva Corporation
		   Consolidated Statement of Operations
		   (in thousands, except per share data)
			       (unaudited)

						 Three months ended
					     ---------------------------
						March 29,    March 30,
						  1997         1996
					     ------------- -------------
Revenues                                     $      31,159 $       43,309
Cost of revenues                                    21,639         17,385
						    ------         ------
Gross profit                                         9,520         25,924
						    ------         ------

Operating expenses:
  Research and development                           5,961          5,194
  Selling, general and administrative               17,898         14,706
						    ------         ------
  Total operating expenses                          23,859         19,900
						    ------         ------
Income (loss) from operations                      (14,339)         6,024

Interest income                                        962          1,344
Interest and other expense                            (122)          (117)
						    -------       --------
Income (loss) before income taxes                  (13,499)         7,251
Income tax provision                                (5,129)         2,912
						     -----        --------
Net income (loss)                            $      (8,370)$        4,339
						     =====        ========

Net income (loss) per share                  $       (0.29)$         0.14
						     =====        ========

Shares used in computing net
 income (loss) per share                            28,972         30,525
						    ======         ======

The accompanying notes are an integral part of the consolidated financial statements.

			     Shiva Corporation
		    Consolidated Statement of Cash Flows
	       Increase (Decrease) in Cash and Cash Equivalents
			      (in thousands)

						      Three Months Ended
						 ____________________________
						   March 29,      March 30,
						     1997           1996
						 -------------  -------------
							 (unaudited)
Cash flows from operating activities
 Net income (loss)                               $      (8,370)  $      4,339
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                         2,235          1,086
   Changes in assets and liabilities:
    Accounts receivable                                 14,901         (3,693)
    Inventories                                          1,302         (3,802)
    Prepaid expenses and other current assets           (5,277)            73
    Accounts payable                                    (3,389)         1,546
    Accrued compensation and benefits                   (1,771)          (883)
    Accrued expenses                                    (1,273)         3,474
    Deferred revenue                                       119            665
    Other long term liabilities                            (10)            (5)
							-------       --------
     Net cash provided (used) by operating
      activities                                        (1,533)         2,800
							-------       --------

Cash flows from investing activities
 Purchases of property, plant and equipment             (3,015)        (3,363)
 Capitalized software development costs                   (155)          (377)
 Purchases of short-term investments                    (5,333)             -
 Proceeds from maturity and sales of
   short-term investments                                6,525          2,010
 Change in other assets                                   (101)           (25)
						       --------       --------
      Net cash used by investing activities             (2,079)        (1,755)
						       --------       --------

Cash flows from financing activities
 Principal payments on long-term debt and capital
  lease obligations                                       (118)          (310)
 Proceeds from exercise of stock options and warrants      487            644
							------         -------
      Net cash provided by financing activities            369            334
							------         -------
 Effects of exchange rate changes on cash and cash
  equivalents                                              385            102
						       --------       --------
 Net increase (decrease) in cash and cash
  equivalents                                           (2,858)         1,481
 Cash and cash equivalents, beginning of period         72,067         93,203
						       -------        --------
 Cash and cash equivalents, end of period        $      69,209   $     94,684
						       =======        ========

The accompanying notes are an integral part of the consolidated financial statements.

			      SHIVA CORPORATION
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (unaudited)


1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

The results of operations for the three-month period ended March
29, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2.  NET INCOME (LOSS) PER SHARE:

Net income per share is calculated based on the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Net loss per share excludes common equivalent shares because their effect is antidilutive.


3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities of greater than three months as short-term investments. At March 29, 1997, the Company had cash and cash equivalents of $69,209,000 and $33,843,000 of short-term investments, including an unrealized gain of $113,000 recorded as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments at March 29, 1997, classified as available-for-sale, consist of municipal securities with various maturity dates through April 1999. Realized gains or losses on the sale of securities are calculated using the specific identification method. Realized gains and losses on its securities in the three months ended March 29, 1997 were not material.


4.  INVENTORIES:

Inventories consist of the following:



					   March 29,        December 28,
(in thousands)                               1997               1996
					   ---------        ------------
Raw materials                              $   5,168            $  6,218
Work-in-process                                2,011               1,506
Finished goods                                 9,318              10,234
					   ---------            --------
					   $  16,497            $ 17,958
					   =========            ========


5.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is effective for the Company beginning in the fourth quarter of fiscal 1997, and requires restatement of all previously reported interim and annual earnings per share data. Under SFAS 128, the primary earnings per share calculation will be modified to exclude the dilutive effect of common stock equivalents in determining basic earnings per share. The Company expects that basic earnings per share would not be materially different compared to primary earnings per share in the three-month period ended March 29, 1997 due to the net loss, and would result in an increase of $0.02 per share in the comparable period in fiscal 1996. The impact of adoption of SFAS 128 on the calculation of diluted earnings per share is not expected to be material for either period.

		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three-Month Period Ended March 29, 1997 Compared with the Three-Month Period Ended March 30, 1996.

Results of Operations

Revenues. Revenues decreased by 28%, to $31,159,000, in the three-month period ended March 29, 1997 from $43,309,000 in the comparable period in fiscal 1996. This decrease was principally due to lower revenues from the Company's remote access products, which decreased by 22%, to $27,692,000, in the three-month period ended March 29, 1997 from $35,377,000 during the comparable period in fiscal 1996. This decline in remote access revenues was primarily due to a decrease in LanRover(R) revenues and increased price protection provisions of $6,700,000 related to the LanRover and LanRover Access Switch(TM) product lines recorded during the quarter. The price protection provisions relate to first quarter pricing actions taken on the LanRover and LanRover Access Switch product lines to be effective in the second quarter of fiscal 1997, and are in response to increased price competition and the availability of 56K modem technology in the access
concentrator market.   Revenues from LanRover products decreased by 54% to
$12,330,000 in the three-month period ended March 29, 1997 from $26,730,000 in the comparable period in fiscal 1996 due to lower volume shipments, increased return provisions, and price protection provisions of $3,900,000. These decreases were partially offset by increased product and royalty revenues, net of price protection provisions of $2,800,000, from the LanRover Access Switch introduced in the second quarter of 1996. The royalty revenues were recognized in accordance with a recent definitive agreement with Northern Telecom Limited (the "Nortel Agreement"), under which the Company earns royalties based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch, subject to quarterly minimums. Revenues from the LanRover Access Switch accounted for $11,366,000, or 37% of revenues, in the three-month period ended March 29, 1997. Revenues from the Company's other communications products declined 62% over the same period in fiscal 1996, and the Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. Sales to OEM customers increased to 33% of revenues in the three-month period ended March 29, 1997 compared to 15% in the comparable period in fiscal 1996, primarily due to the Nortel royalty revenues and the lower revenue base.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $10,619,000 and $1,687,000 in the three-month periods ended March 29, 1997 and March 30, 1996, respectively, representing 22% and 4% of gross revenues, respectively. The increase in the provision for product returns was primarily a result of slow-moving and discontinued products in the Company's North American distribution channels. International revenues were $19,360,000, or 62% of revenues, in the three-month period ended March 29, 1997 compared to $18,857,000, or 44% of revenues, in the comparable period in fiscal 1996. International revenues represented a higher proportion of total revenues in the three months ended March 29, 1997 as a result of the decrease in revenues in North America.

Gross Profit. Gross profit decreased as a percentage of revenues to 31% in the three-month period ended March 29, 1997, compared to 60% for the comparable period in fiscal 1996. This decrease was primarily attributable to the decrease in revenues which were adversely affected by the previously mentioned price protection provisions of $6,700,000, and an increase in cost of revenues, due in part to provisions for slow moving inventories of $6,463,000. The provisions for slow moving inventories relate to V.34 modem cards, for which demand has decreased due to the availability of 56K modem technology, and certain other products. In addition, LanRover product revenues, which carry higher gross margins than the Company's other products, decreased as a percentage of revenues. These decreases were partially offset by LanRover Access Switch royalty revenues recognized in accordance with the terms of the Nortel Agreement. In the future, gross margins are likely to decrease due to continued price competition. Furthermore, the Company's gross margins may be affected by several factors, including but not limited to, product mix, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses increased to $5,961,000, or 19% of revenues, in the three-month period ended March 29, 1997 from $5,194,000, or 12% of revenues, during the comparable period in fiscal 1996. The increase in these expenses was primarily due to increased direct and overhead costs associated with the hiring of additional research and development staff, increased expenditures for prototype materials and international travel costs. Research and development expenses during the three-month period ended March 29, 1997 related primarily to continued enhancements and development of the Company's remote access products. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were $1,636,000 in the three-month period ended March 29, 1997 compared to $287,000 for the comparable period in fiscal 1996. The increase in customer funded development fees was due primarily to the cost sharing arrangement stipulated in the Nortel Agreement, where Nortel funds costs associated with development of products and product features specific to the carrier and service provider markets. Capitalized software development costs were $155,000 in the three-month period ended March 29, 1997 compared with $377,000 in the comparable period in fiscal 1996. The Company anticipates continued significant investment in research and development.

Selling, General and Administrative. Selling, general and administrative expenses increased to $17,898,000 for the three-month period ended March 29, 1997 from $14,706,000 in the comparable period in fiscal 1996. These expenses represented 57% and 34% of revenues in the three-month periods ended March 29, 1997 and March 30, 1996, respectively. The increase in gross expenses was primarily due to the worldwide expansion of sales, marketing and support personnel, as well as increased costs incurred for travel, advertising, trade shows, channel programs, and various professional and consulting fees. The Company plans to further invest in its distribution channels in order to attempt to continue its global market expansion and penetration. Selling, general and administrative expenses in the three-month period ended March 29, 1997, are net of expenses reimbursed by Nortel related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel dedicated to marketing Nortel's remote access equipment to carriers and service providers.

Interest Income and Expense. Interest income decreased during the three-month period ended March 29, 1997 due to the Company's shift to federal tax-exempt securities which resulted in a lower yield on its investment balances.

Income Tax Provision (Benefit). The Company's effective income tax rate in the three-month period ended March 29, 1997 was 38%, down from 40% in the three-month period ended March 30, 1996 primarily due to the impact of tax-exempt interest income.


Foreign Currency Fluctuations

A substantial portion of the Company's international revenues is denominated in currencies other than the U.S. dollar and is consequently subject to foreign exchange fluctuations. The impact of such fluctuations is offset to the extent that expenses of the Company in international operations are incurred in the same currencies as its revenues. Foreign currency fluctuations did not have a significant impact on the comparison of results of operations in the three-month period ended March 29, 1997 with those of the comparable period in fiscal 1996.


Liquidity and Capital Resources

As of March 29, 1997, the Company had $69,209,000 of cash and cash equivalents and $33,843,000 of short-term investments. Working capital decreased to $122,018,000 at March 29, 1997 from $130,464,000 at December 28,
1996.

Net cash used by operations totaled $1,533,000 for the three-month period ended March 29, 1997 compared with net cash provided by operations of $2,800,000 during the comparable period in fiscal 1996. Net cash used by operations in the three-month period ended March 29, 1997 resulted primarily from the net loss and decreased current liabilities, partially offset by decreased accounts receivable. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions. Net cash provided by operations in the three-month period ended March 30, 1996 consisted primarily of net income adjusted for non-cash expenses including depreciation and amortization, partially offset by increased accounts receivable and inventories. The increase in accounts receivable was due to increased revenue levels. The increase in inventories was due to higher sales levels and the purchase of materials related to new products, including the LanRover Access Switch.

Net cash used by investing activities totaled $2,079,000 for the three-month period ended March 29, 1997, compared to $1,755,000 during the comparable period in fiscal 1996. Investment activity in each of the three-month periods ended March 29, 1997 and March 30, 1996 consisted primarily of purchases of fixed assets to support the Company's growth, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash provided by financing activities totaled $369,000 for the three-month period ended March 29, 1997, compared to $334,000 in the comparable period in fiscal 1996. Net cash provided by financing activities in each of the three-month periods ended March 29, 1997 and March 30, 1996 consisted of proceeds from stock option exercises, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in June 1997. The Company intends to extend this revolving credit facility upon expiration. The terms of the credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. Borrowings under this facility bear interest at the bank's prime rate. At March 29, 1997, available borrowings were reduced by outstanding letters of credit of $843,000 related to certain office leases. The Company had no borrowings outstanding under this facility at March 29, 1997. The Company also has a foreign credit facility secured by all assets of Shiva Europe Limited of approximately $1,631,000. Available borrowings under the foreign credit facility are reduced by guarantees on certain foreign currency and other transactions. The terms of the foreign credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. There were no borrowings outstanding under this foreign credit facility at March 29, 1997.

The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At March 29, 1997, the Company had outstanding forward exchange contracts to sell $7,663,000 in various currencies. The fair value of outstanding forward exchange contracts approximates the original value due to the relatively short terms, generally less than three months.

The Company believes that its existing cash and short-term investment balances, together with borrowings available under the Company's bank lines of credit, will be sufficient to meet the Company's cash requirements for at least the next twelve months.


Factors That May Affect Future Results

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the accuracy of the Company's internal estimates of revenue and operating expense levels.

The Company has transitioned its relationship with Nortel to one in which Nortel is able to distribute certain of the Company's products to the carrier and service provider market under a royalty-based arrangement. In some instances, the Company has granted Nortel exclusive distribution rights. The new relationship may result in decreased Company product revenues and the loss of direct control over those market sectors that Nortel will supply with the Company's products.

The Company's quarterly operating results may vary significantly from quarter to quarter depending on factors such as the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of distribution channels through which the Company's products are sold and seasonal customer buying patterns. There can be no assurance that the Company will be able to achieve future revenue growth and profitability on a quarterly or annual basis. Revenues can be difficult to forecast due to the fact that the Company's sales cycle varies substantially depending upon market, distribution mechanism and end user customer. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results may be adversely affected. In addition, the Company's distribution partners typically stock significant levels of inventory, and the Company's revenues may fluctuate based on the level of partner inventories in any particular quarter.

The Company's LanRover and LanRover Access Switch products are experiencing increased market competition which has caused the Company to take pricing actions and may require the Company to take future pricing actions. The Company provides most of its distribution partners with product return rights for stock balancing or product evaluation and price protection rights. Stock balancing rights permit a return of products to the Company for credit against future product purchases, within specified limits. Product evaluation rights permit end-users to return products to the Company through the distribution partner from whom such products were purchased, within 30 days of purchase if such end-user is not fully satisfied. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products. These price protection provisions have adversely affected and may continue to adversely affect revenues and profitability in the future. There can be no assurance that the Company will not experience significant returns or price protection adjustments in the future or that the Company's reserves will be adequate to cover such returns and price reductions.

The Company increasingly relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communica-tions products and other remote access products, including the LanRover product, did not meet the Company's expectations in the first quarter of 1997 due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and services to meet and adapt to changing customer requirements and emerging technologies. The Company's success in accomplishing development objectives depends in large part upon its ability to attract and retain highly skilled technical personnel including, in particular, management personnel in the areas of research and development and technical support. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to accomplish its objectives. Delays in new product development or the failure of new products to achieve market acceptance, could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will be successful in identifying, developing, manufacturing or marketing new product or service offerings or enhancing its existing offerings.

The Company operates in a highly competitive market that is characterized by an increasing number of well-funded competitors from diverse industry sectors, including but not limited to suppliers of software, modems, terminal servers, routers, hubs, data communications products and companies offering remote access solutions based on emerging technologies, such as switched digital telephone services, remote access service offerings by telphony providers via telephone networks and other providers through public networks such as the Internet. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's revenues and profita-bility. There can be no assurance that the Company will be able to compete successfully with new or existing competitors.

The Company does business worldwide, both directly and via sales to United States-based original equipment manufacturers, who sell such products inter-nationally. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, communications regulatory standards, safety and emissions control standards, currency exchange rate fluctuations, changes in monetary policy and tariffs, difficulties in enforcement of intellectual property rights and political uncertainties could have an adverse impact on the Company's financial condition or future results of operations.

The market price of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the industry, as well as general economic conditions and other factors external to the Company.



PART II - OTHER INFORMATION


Item 5.  Other Information

Steven (Woody) Benson resigned as the Company's Senior Vice President of Sales and Marketing, effective June, 1997.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.      Description of Exhibit
-----------      ----------------------

Exhibit 10.1* Agreement dated March 21, 1997 between the Company and Northern Telecom Limited.

Exhibit 10.2 Letter Agreement dated March 12, 1997 by and between the Company and Steven (Woody) Benson

Exhibit 11       Statement of Computation of Earnings per share.

Exhibit 27       Financial Data Schedule
---------------------------------------------

* Confidential Treatment Requested

     (b) No reports on Form 8-K were filed during the three-month period ended March 29, 1997.

				   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					   SHIVA CORPORATION



Date:   May 13, 1997                        by:  /s/ Larry D. Whitman
					   --------------------------
					   Larry D. Whitman
					   Vice President -
					       Corporate Controller
					   (Principal Financial and
					       Accounting Officer)

			    SHIVA CORPORATION

			      EXHIBIT INDEX

 Exhibit No.        Description of Exhibit
 -----------        ----------------------

 Exhibit 10.1 Agreement dated March 21, 1997 between the Company and Northern Telecom Limited.

 Exhibit 10.2 Letter Agreement dated March 12, 1997 by and between the Company and Steven (Woody) Benson.

 Exhibit 11         Statement of Computation of Earnings Per Share.

 Exhibit 27         Financial Data Schedule.