Form 10-Q
period 1997-06-28
SHIVA CORP
filed 1997-08-12
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C.  20549
				  FORM 10-Q


(Mark One)

  /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934
		For the Quarterly period ended June 28, 1997


  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934
		For the Transition period from       to
					       -----    -----

		      Commission File Number 0-24918


			     SHIVA CORPORATION
	  (Exact name of registrant as specified in its charter)


	    Massachusetts                             04-2889151
	---------------------                     ------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


		      28 Crosby Drive, Bedford, MA  01730
       (Address of principal executive offices, including Zip Code)


			      (617) 270-8300
	   (Registrant's telephone number, including area code)


			 -------------------------


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES __x__   NO _____


The number of shares outstanding of the registrant's Common Stock as of June 28, 1997 was 29,173,658.

				    INDEX
				    -----


Part I          Financial Information                                  Page

      Item 1    Consolidated Financial Statements

		Consolidated Balance Sheet
		  June 28, 1997 and December 28, 1996                     3

		Consolidated Statement of Operations
		  Three and six months ended June 28, 1997
		  and June 29, 1996                                       4

		Consolidated Statement of Cash Flows
		  Six months ended June 28, 1997 and
		  June 29, 1996                                           5

		Notes to Consolidated Financial Statements                6

      Item 2    Management's Discussion and Analysis of
		Financial Condition and Results of Operations             8


Part II         Other Information

     Item 1     Legal Proceedings                                        13

     Item 4     Submission of Matters to a Vote of Security
		Holders                                                  14

     Item 5     Other Information                                        14

     Item 6     Exhibits and Reports on Form 8-K                         14

Signature                                                                15

			     SHIVA CORPORATION
			 Consolidated Balance Sheet
		  (in thousands, except share related data)

				       June 28,       December 28,
					 1997            1996
				      -----------    ------------
				      (unaudited)
Assets
Current assets:
  Cash and cash equivalents           $   71,920        $  72,067
  Short-term investments                  29,612           35,035
  Accounts receivable, net of
   allowances of $13,345 at June 28,
   1997 and $10,347 at December 28,
   1996                                   25,655           39,904
  Inventories                             15,622           17,958
  Prepaid expenses and other current
   assets                                 12,485            6,022
				      ----------        ---------
   Total current assets                  155,294          170,986

Property, plant and equipment, net        25,552           23,855
Deferred income taxes                      1,372            1,372
Other assets                               2,287            1,837
				      ----------        ---------
   Total assets                       $  184,505        $ 198,050
				      ==========        =========

Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term debt
   and capital lease obligations      $     247         $    367
  Accounts payable                       12,695           17,130
  Accrued compensation and benefits       4,783            5,871
  Accrued expenses                       13,629           13,748
  Deferred revenue                        3,965            3,406
				      ---------         --------
   Total current liabilities             35,319           40,522

Long-term debt and capital lease
   obligations                                2              122
Deferred income taxes                       562              572
				      ---------         --------
   Total liabilities                     35,883           41,216
				      ---------         --------

Commitments and contingencies:

Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized at
   June 28, 1997 and December 28,
   1996, none issued                         -               -
  Common stock, $.01 par value;
   100,000,000 shares authorized,
   29,173,658 and 28,891,216
   shares issued and outstanding at
   June 28, 1997 and December 28,
   1996, respectively                       292             289
  Additional paid-in capital            150,857         149,564
  Unrealized gain on investments            131             175
  Cumulative translation adjustment         251             349
  Retained earnings (accumulated
   deficit)                              (2,909)          6,457
				      ---------         -------
   Total stockholders' equity           148,622         156,834
				      ---------        --------
   Total liabilities and stock-
    holders' equity                   $ 184,505        $198,050
				      =========        ========


The accompanying notes are an integral part of the consolidated financial statements.


			     SHIVA CORPORATION
		    Consolidated Statement of Operations
		    (in thousands, except per share data)
				(unaudited)
				  Three months ended        Six months ended
				  ------------------        ----------------
				 June 28,     June 29,    June 28,    June 29,
				  1997         1996         1997        1996
				---------    ---------    ---------   ---------
Product and other revenues     $  35,226    $  51,485     $ 62,135   $ 94,794
Royalty revenues                   4,512            -        8,762          -
			       ---------    ---------     --------   --------
Total revenues                    39,738       51,485       70,897     94,794
Cost of product and other
  revenues                        15,949       21,397       37,588     38,782
			       ---------    ---------     --------   --------
Gross profit                      23,789       30,088       33,309     56,012
			       =========    =========     ========   ========
Operating expenses:
  Research and development         5,778        5,462       11,739     10,656
  Selling, general and
   administrative                 20,409       16,801       38,307     31,506
  Merger expenses                     -         1,987            -      1,987
			       ---------    ---------     --------   --------
  Total operating expenses        26,187       24,250       50,046     44,149
			       ---------    ---------     --------   --------
Income (loss) from operations    ( 2,398)       5,838      (16,737)    11,863

Interest income                      938          987        1,900      2,331
Interest and other expense          (146)        (180)        (268)      (298)
			       ---------    ---------     --------   --------
Income (loss) before income
   taxes                          (1,606)       6,645      (15,105)    13,896
Income tax provision (benefit)      (610)       1,670       (5,739)     4,582
			       ---------    ---------     --------   --------
Net income (loss)              $    (996)   $   4,975     $ (9,366)  $  9,314
			       =========    =========     =========  ========
Net income (loss) per share    $   (0.03)   $    0.16     $  (0.32)  $   0.30
			       =========    =========     =========  ========
Shares used in computing net
   income (loss) per share        29,128       32,067       29,050     31,296
			       =========    =========     ========   ========


The accompanying notes are an integral part of the consolidated financial statements.



			     SHIVA CORPORATION
		    Consolidated Statement of Cash Flows
	      Increase (Decrease) in Cash and Cash Equivalents
			       (in thousands)
						      Six Months Ended
						  --------------------------
						  June 28,          June 29,
						    1997              1996
						  --------          --------
							  (unaudited)
Cash flows from operating activities
 Net income (loss)                               $ (9,366)         $  9,314
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization                     4,631             2,684
  Deferred income taxes                            (6,443)           (1,511)
  Changes in assets and liabilities:
   Accounts receivable                             13,640           (13,199)
   Inventories                                      2,162            (4,028)
   Prepaid expenses and other current assets           19               444
   Accounts payable                                (4,239)            4,416
   Accrued compensation and benefits                 (981)              644
   Accrued expenses                                   561             7,595
   Deferred revenue                                   571              (734)
   Other long term liabilities                        (17)               (9)
						 ---------         ---------
 Net cash provided by operating activities            538             5,616
						 ---------         ---------

Cash flows from investing activities
 Purchases of property, plant and equipment        (5,910)           (7,739)
 Capitalized software development costs              (399)             (593)
 Purchases of short-term investments              (10,686)                -
 Proceeds from maturity and sales of
   short-term investments                          16,109             4,108
 Change in other assets                              (824)             (211)
						 ---------         ---------
  Net cash used by investing activities            (1,710)           (4,435)
						 ---------         ---------
Cash flows from financing activities
 Principal payments on long-term debt
  and capital lease obligations                      (229)             (439)
 Proceeds from exercise of stock options
  and stock purchase plans                            671             1,338
						 ---------         ---------
  Net cash provided by financing activities           442               899
						 ---------         ---------
Effects of exchange rate changes on cash
 and cash equivalents                                 583               (50)
						 ---------         ---------
Net increase (decrease) in cash and cash
 equivalents                                         (147)            2,030
Cash and cash equivalents, beginning of period     72,067            93,203
						 ---------         ---------
Cash and cash equivalents, end of period          $71,920          $ 95,233
						 =========         =========


The accompanying notes are an integral part of the consolidated financial statements


			      SHIVA CORPORATION
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (unaudited)
1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these con-solidated financial statements should be read in conjunction with the con-solidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

The results of operations for the three-month and six-month periods ended June 28, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.  NET INCOME (LOSS) PER SHARE:

Net income per share is calculated based on the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Net loss per share excludes common equivalent shares because their effect is antidilutive.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities of greater than three months as short-term investments. At June 28, 1997, the Company had cash and cash equivalents of $71,920,000 and $29,612,000 of short-term investments, including an unrealized gain of $131,000 recorded as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments at June 28, 1997, classified as available-for-sale, consist of municipal securities with various maturity dates through June 1999. Realized gains or losses on the sale of securities are calculated using the specific identification method. Realized gains and losses on its securities in the three-month and six-month periods ended June 28, 1997 were not material.

4.  INVENTORIES:

Inventories consist of the following:


				       June 28,           December 28,
(in thousands)                           1997                 1996
				       --------           ----------
Raw materials                          $ 7,001             $ 6,218
Work-in-process                            464               1,506
Finished goods                           8,157              10,234
				       -------             -------
				       $15,622             $17,958
				       =======             =======

5.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for the Company beginning in the fourth quarter of fiscal 1997, and requires restatement of all previously reported interim and annual earnings per share data. Under SFAS No. 128, the primary earnings per share calculation will be modified to exclude the dilutive effect of common stock equivalents in determining basic earnings per share. The Company expects that basic earnings per share would not be materially different compared to primary earnings per share in the three-month and six-month periods ended June 28, 1997 due to the net loss, and would result in an increase of $.01 and $.03 per share in the three-month and six-month periods in fiscal 1996, respectively. The impact of adoption of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material for either period.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1998 which require the Company to report and display certain information related to comprehensive income and operating segments.

		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues. Revenues in the three-month and six-month periods ended June 28, 1997 were $39,738,000 and $70,897,000, respectively. These totals represent decreases of 23% and 25% from the corresponding periods in fiscal 1996. These declines were primarily due to lower revenues from the Company's LanRover [R] product line and other communications products. Revenues from LanRover products were $13,433,000 and $25,763,000 in the three-month and six-month periods ended June 28, 1997, respectively, compared to $20,362,000 and $47,092,000 in the corresponding periods in fiscal 1996. These declines in LanRover revenues were primarily due to lower volume shipments in the three-month and six-month periods ended June 28, 1997, as well as increased return provisions and price protection provisions of $3,900,000 recorded in the first quarter of fiscal 1997. The price protection provisions related to the LanRover were recorded to account for first quarter pricing actions, which became effective in the second quarter of fiscal 1997, taken in response to increased price competition. Revenues from other communications products decreased 65% and 64% in the three-month and six-month periods ended June 28, 1997, respectively, primarily due to lower volume shipments. The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods. These decreases were partially offset by increased product and minimum royalty revenues from the LanRover Access Switch [TM]. The royalty revenues were attributable to an agreement with Northern Telecom Limited (the "Nortel Agreement"), under which the Company earns royalties based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch, subject to quarterly minimums in fiscal 1997. Revenues from the LanRover Access Switch were $19,882,000 and $31,248,000 in the three-month and six-month periods ended June 28, 1997, respectively. Revenues from the LanRover Access Switch were $18,924,000 in the three-month period ended June 29, 1996, the quarter in which the Company began volume shipments of the product. Revenues from the LanRover Access Switch in the six-month period ended June 28, 1997 were negatively impacted by price protection provisions of $2,800,000 recorded in the first quarter of fiscal 1997 to account for first quarter price reductions that became effective in the second quarter of fiscal 1997. The price reductions were in response to increased price competition and price reductions on V.34 modem cards due in part to the availability of 56K modem technology in the access concentrator market.

International revenues accounted for 45% and 53% of revenues in the three-month and six-month periods ended June 28, 1997, respectively, inclusive of a large order from a European telecommunications carrier that represented nearly 9% of total revenues in the three-month period ended June 28, 1997. There can be no assurance that the Company will receive orders of this size in future periods. International revenues accounted for 36% and 39% of revenues in the correspond-ing periods in fiscal 1996. International revenues represented a higher proportion of total revenues in fiscal 1997 due to decreased revenues in North America primarily as a result of the previously mentioned price protection reserves and the Company's efforts to reduce channel inventories at certain North American distributors and resellers. Sales to OEM customers accounted for 19% and 25% of revenues in the three-month and six-month periods ended
June 28, 1997, respectively, compared to 24% and 20% in the corresponding periods in fiscal 1996. The decline in OEM revenues in the three-month period ended June 28, 1997 compared to the corresponding period in fiscal 1996 is primarily due to the transition of the Nortel relationship from an OEM relationship where Nortel purchased certain products from the Company for resale, to a royalty arrangement, which results in lower, but pure margin, revenues. OEM revenues in the six-month period ended June 28, 1997 decreased only slightly in absolute dollars from the comparable period in fiscal 1996.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $726,000, or 2% of gross revenues, and $11,345,000, or 14% of gross revenues, in the three-month and six-month periods ended June 28, 1997, respectively. Provisions for product returns in the corresponding periods in fiscal 1996 were $2,291,000 and $3,978,000, respectively, and represented 4% of gross revenues in each period. The increase in the provision for product returns in the six-month period ended June 28, 1997 compared to the same period in fiscal 1996 was primarily a result of provisions recorded in the first quarter of fiscal 1997 to account for slow-moving and discontinued products in the Company's North American distribution channels.

Gross Profit. Gross profit as a percentage of revenues was 60% and 47% in the three-month and six-month periods ended June 28, 1997, respectively, compared to 58% and 59% in the corresponding periods in fiscal 1996. Gross profit as a percentage of revenue increased in the three-month period ended June 28, 1997 over the same period in fiscal 1996 primarily due to LanRover Access Switch minimum royalty revenues recognized in accordance with the terms of the Nortel Agreement. Gross profit as a percentage of revenues decreased in the six-month period ended June 28, 1997 from the corresponding period in fiscal 1996 primarily due to reserves recorded in the first quarter of fiscal 1997, consisting of the previously mentioned price protection reserves totaling $6,700,000, and provisions for slow-moving inventories of $6,463,000. The provisions for slow-moving inventories increased cost of revenues and related primarily to V.34 modem cards, for which demand has slowed due to the availa-bility of 56K modem technology, and certain other products. In the future, gross margins are likely to decrease due to continued price competition. The Company's gross margins may also be affected by several factors, including, but not limited to product mix, the distribution channels used, changes in component costs and the introduction of new products. In addition, the Company recently unbundled several software components, formerly incorporated in the LanRover, from the base hardware and software (the "LanRover Power Base"). The Company will sell the LanRover Power Base separately from three value-added feature software modules, known as the LanRover Power Series, which are designed to enhance the connectivity, security and performance of the LanRover Power Base, depending upon the module. Since sales of the LanRover Power Base will carry lower gross margins than the LanRover Power Series software modules, the gross margins from the LanRover product line may decline depending upon the number of LanRover Power Series software modules sold.

Research and Development. Research and development expenses increased to $5,778,000 and $11,739,000 in the three-month and six-month periods ended
June 28, 1997, respectively, from $5,462,000 and $10,656,000 in the correspond-ing periods in fiscal 1996. These expenses represented 15% and 17% of revenues in the three-month and six-month periods ended June 28, 1997, respectively, compared to 11% in each of the corresponding periods in fiscal 1996. The increase in these expenses was primarily due to increased expenditures related to the design and layout of new and existing remote access products, as well as increased costs of prototype materials, temporary help, certifications and approvals, and travel. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, increased to $1,818,000 and $3,454,000 in the three-month and six-month periods ended June 28, 1997, respectively, from $564,000 and $851,000 in the corres-ponding periods of fiscal 1996. The increase in customer-funded development fees in fiscal 1997 was primarily due to cost sharing arrangements under the Nortel Agreement, where Nortel funds costs associated with development of products and product features specific to the carrier and service provider markets. Capitalized software costs were $245,000 and $400,000 in the three-month and six-month periods ended June 28, 1997, respectively, compared to $216,000 and $593,000 in the corresponding periods in fiscal 1996. The Company anticipates continued significant investment in research and development.

Selling, General and Administrative. Selling, general and administrative expenses increased to $20,409,000 and $38,307,000 in the three-month and six-month periods ended June 28, 1997, respectively, from $16,801,000 and $31,506,000 in the comparable periods in fiscal 1996. These expenses rep-resented 51% and 54% of revenues in the three-month and six-month periods ended June 28, 1997, respectively, compared to 33% in each of the corres-ponding periods in fiscal 1996. The increase in gross expenses was primarily due to increased costs incurred for advertising, trade shows, channel programs, travel, sales incentives, various professional fees and facilities. The Company plans to further invest in its distribution channels in order to attempt to continue its global market expansion and penetration. Selling, general and administrative expenses in the three-month and six-month periods ended June 28, 1997, are net of expenses reimbursed by Nortel related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel dedicated to marketing Nortel's remote access equipment to carriers and service providers.

Interest Income and Expense. Interest income decreased in the three-month and six-month periods ended June 28, 1997 compared to the corresponding periods in fiscal 1996 primarily due to the Company's shift to federal tax-exempt securities, which resulted in a lower yield on its investment balances.

Income Tax Provision (Benefit). The Company's effective income tax rate in each of the three-month and six-month periods ended June 28, 1997 was 38%, compared to 25% and 33% in the three-month and six-month periods ended June 29, 1996,
respectively.   The effective income tax rate for the periods in fiscal 1996 reflect a reduction in the net deferred tax asset valuation allowance as a result of certain net operating losses that were realized in the second quarter, partially offset by non-deductible merger expenses.

Foreign Currency Fluctuations

A substantial portion of the Company's international revenues is denominated in currencies other than the U.S. dollar and is consequently subject to foreign exchange fluctuations. The impact of such fluctuations is offset to the extent that expenses of the Company in international operations are incurred in the
same currencies as its revenues.   Foreign currency fluctuations did not have a
significant impact on the comparison of results of operations in the three-month and six-month periods ended June 28, 1997 with those of the comparable periods in fiscal 1996. However, the Company's international operations and non-dollar denominated sales will continue to be exposed to adverse movements in foreign currency exchange rates which may have a material adverse impact on the Company's financial results. The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

Year 2000

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications with two-year digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. All of the Company's products are currently Year 2000 compliant and therefore will not have to undertake additional research and development efforts in this regard. In addition, the Company is in the process of replacing many of its business and operating computer systems with software which, when upgraded, are Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1998, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue.

Liquidity and Capital Resources

As of June 28, 1997, the Company had $71,920,000 of cash and cash equivalents and $29,612,000 of short-term investments. Working capital decreased to $119,975,000 at June 28, 1997 from $130,464,000 at December 28, 1996.

Net cash provided by operations totaled $538,000 for the six-month period ended June 28, 1997 compared to $5,616,000 in the comparable period in fiscal 1996. Net cash provided by operations in the six-month period ended June 28, 1997 resulted primarily from the decrease in accounts receivable partially offset by the net loss adjusted for non-cash expenses and the increase in deferred income taxes. The decrease in accounts receivable was primarily due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions, as well as increased collection activity. Net cash provided by operations in the six-month period ended June 29, 1996 con-sisted primarily of net income adjusted for non-cash expenses including depreciation and amortization, and increased current liabilities, partially offset by increased accounts receivable and inventories. The increase in accounts receivable was due to increased revenue levels. The increase in inventories was necessary to support the Company's revenue growth and the introduction of the LanRover Access Switch product.

Net cash used by investing activities totaled $1,710,000 for the six-month period ended June 28, 1997, compared to $4,435,000 during the comparable period in fiscal 1996. Investment activity in each of the six-month periods ended June 28, 1997 and June 29, 1996 consisted primarily of purchases of fixed assets to support the Company's growth, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash provided by financing activities totaled $442,000 for the six-month period ended June 28, 1997, compared to $899,000 in the comparable period in fiscal 1996. Net cash provided by financing activities in each of the six-month periods ended June 28, 1997 and June 29, 1996 consisted of proceeds from stock option exercises and purchases of stock under the Company's stock purchase plan, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank that expires in September 1997. The terms of the credit facility require the Company to maintain a minimum level of profitability and specified financial ratios. Borrowings under this facility bear interest at the bank's prime rate. At June 28, 1997, available borrowings were reduced by outstanding letters of credit of $839,000 related to certain office leases. At June 28, 1997, the Company was in violation of certain covenants of this credit facility, which have been waived by the bank. The Company had no borrowings outstanding under this facility at June 28, 1997.

The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The forward exchange contracts have maturities that do not exceed one year. At June 28, 1997, the Company had outstanding forward exchange contracts to sell approximately $14,815,000 and purchase $1,111,000 in various currencies. The fair value of outstanding forward exchange contracts approximates the original value due to the relatively short terms, generally less than three months.

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

The Company has transitioned its relationship with Nortel to one in which Nortel is able to distribute certain of the Company's products to the carrier and service provider market under a royalty-based arrangement. In some instances, the Company has granted Nortel exclusive distribution rights. Therefore, the Company is dependent on Nortel to devote the resources necessary to successfully sell into the carrier and service provider market in those instances where Nortel has exclusive distribution rights. The new relationship may result in decreased product revenues for the Company and the loss of direct control over those market sectors that Nortel will supply with the Company's products. In addition, royalty revenues from Nortel, which are subject to quarterly minimums only in fiscal 1997, have accounted for greater than 10% of total revenues in the three-month and six-month periods ended June 28, 1997. There can be no assurance that these royalty revenues from Nortel will continue at these levels beyond fiscal 1997 or that Nortel will be successful at distributing those products that generate royalty revenues for the Company. The loss of royalty revenues from Nortel in future periods could have a significant impact on the Company's financial statements.

The Company's quarterly operating results may vary significantly from quarter to quarter depending on factors such as the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of distri-bution channels through which the Company's products are sold and seasonal customer buying patterns. There can be no assurance that the Company will be able to achieve future revenue growth and profitability on a quarterly or annual basis. Revenues can be difficult to forecast due to the fact that the Company's sales cycle varies substantially depending upon market, distribution mechanism and end user customer. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results may be adversely affected. In addition, the Company's distribution partners typically stock significant levels of inven-tory, and the Company's revenues may fluctuate based on the level of partner inventories in any particular quarter.

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

The Company increasingly relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communica-tions products and other remote access products, including the LanRover product, decreased in the first six months of 1997, due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and services to meet and adapt to changing customer requirements and emerging technologies, such as 56K and other modem technologies. The Company's success in accomplishing development objectives depends in large part upon its ability to attract and retain highly skilled technical personnel including, in particular, management personnel in the areas of research and development and technical support. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to accomplish its objectives. Delays in new product development or the failure of new products to achieve market acceptance, could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will be successful in identifying, developing, manufacturing or marketing new product or service offerings or enhancing its existing offerings.

The Company operates in a highly competitive market that is characterized by an increasing number of well-funded competitors from diverse industry sectors, including but not limited to suppliers of software, modems, terminal servers, routers, hubs, data communications products and companies offering remote access solutions based on emerging technologies, such as switched digital telephone services, remote access service offerings by telephony providers via telephone networks and other providers through public networks such as the Internet. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's revenues and profita-bility. There can be no assurance that the Company will be able to continue to compete successfully with new or existing competitors.

The Company does business worldwide, both directly and via sales to United States-based original equipment manufacturers, who sell such products internationally. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, communications regulatory standards, safety and emissions control standards, currency exchange rate fluctuations, changes in monetary policy and tariffs, difficulties in enforcement of intellectual property rights and political uncertainties, could have an adverse impact on the Company's financial condition or future results of operations.

The market price of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the industry, as well as general economic conditions and other factors external to the Company.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 21, 1997, a complaint, Jesse P. Lisette, Sr., Robert W. Benzinger, Andre Kraiem and Victor Kraiem v. Shiva Corporation, was filed against the Company and on June 11, 1997, a second complaint, Michael Prozan, Morris Satloff and Mark R. Katz v. Shiva Corporation, was filed against the Company, both in the United States District Court of Massachusetts. The plaintiffs purport to bring these actions on behalf of a class of purchasers of the Company's common stock between September 10, 1996 and March 31, 1997. The complaints assert that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by disseminating allegedly false and misleading information regarding the demand for and market acceptance of the Company's products, the strength of its technologies and its competitiveness, and the trends in its business, as well as filing allegedly false and misleading financial statements. On behalf of the purported classes, the plaintiffs seek compensatory damages, attorneys' fees, costs and expenses. The Company expects that both lawsuits will be consolidated because they are, in substance, identical. The Company expects that before any response to the lawsuits is made by the defendants, the Court will appoint a lead plaintiff for the actions and consider the lead plaintiff's choice of counsel for the class, as required by the Private Securities Litigation Reform Act of 1995. The Company believes it has meritorious defenses to the claims asserted, and intends to defend these cases vigorously. The actions are in their earliest stages and the Company is unable to determine at this time the potential liability, if any.

On January 17, 1997, a complaint, Abraham Schwartz and Norman Marcus v. Shiva Corporation, was filed against the Company in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to bring this action on behalf of a class of purchasers of the Company's common stock between September 17, 1996 and January 7, 1997. The complaint asserts that the Company made false or misleading statements in violation of state and federal law, including: state law negligent misrepresentation, fraud, and deceit, California Corporation Code Sections 1507, 25400, and 25500, California Civil Code Sections 1709-10, and Section 12(2) of the Securities Act of 1933,
15 U.S.C. Section 771(2). On behalf of the purported class, the plaintiffs seek compensatory damages, treble damages under California law, punitive damages under California law, punitive damages, attorneys' fees, costs and interest. The Company filed a demurrer to the complaint. In response, the plaintiffs abandoned their complaint and filed an amended complaint. The amended complaint did not assert claims under Section 12(a) of the Securities Act of 1933, as amended, but added additional claims under the California Corporations Code and asserted claims against certain current or former officers of the Company. The Company demurred to the amended complaint, and the individuals moved to quash service of the amended complaint alleging lack of personal jurisdiction. A hearing was held on July 17, 1997. At the hearing on those motions, the judge dismissed without leave to amend all claims brought against the Company under the California Corporation Code, but allowed certain claims based on fraud and negligent misrepresentation (including California Civil Code Sections 1709-1710) to proceed. The court granted the individual defendants' motion to quash. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against the action. The action is in its earliest stages and the Company is unable to determine at this time the potential liability, if any.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders (the "Annual Meeting") held on May 14, 1997, the stockholders of the Company approved:

(i) the election of two Class III Directors. The following table sets forth each Class III Director elected at the Annual Meeting (with the vote results) and each Director whose term of office extended beyond the Annual Meeting:



Name                  Class     Will Expire      For         Withheld
----                  -----     -----------      ---         --------
Henry F. McCance       I           1998
Paul C. O'Brien        I           1998
David C. Cole          II          1999
Mitchell E. Kertzman*  II          1999
L. John Doerr          III         2000       26,069,192      610,585
Frank A. Ingari        III         2000       24,172,833    2,506,944


*Effective May 15, 1997, Mr. Kertzman resigned as a member of the Board of Directors, and was replaced by James L. Zucco, Jr.


(ii) by vote of 24,203,599 shares of Common Stock in favor, 2,323,128 shares opposed, 153,000 shares abstaining and 50,000 broker non-votes, the stock-holders approved the adoption of the 1997 Stock Incentive Plan (the "1997 Plan"), providing for the issuance of up to 1,400,000 shares of Common Stock, par value $.01 per share of the Company.


Item 5.  Other Information

Effective April 30 , 1997, Frank A. Ingari resigned as president and James L. Zucco was appointed president and chief operating officer of the Company. The Company intends to promote Mr. Zucco to the additional post of chief executive officer within approximately one year, at which time it is anticipated that Mr. Ingari will become an active operating chairman of the Board of Driectors.

Effective May 15, 1997, Mitchell E. Kertzman resigned as a member of the Board of Directors and was replaced by James L. Zucco, Jr.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.  Description of Exhibit
-----------  ----------------------
10.1         Letter Agreement dated February 18, 1997 Between Shiva Corporation
	     and Angelo Santinelli, regarding offer of employment and
	     compensation as Vice President, Worldwide Marketing/Enterprise
	     Sales.

10.2 Letter Agreement dated April 28, 1997 Between Shiva Corporation and James L. Zucco, Jr., regarding offer of employment as President and Chief Operating Officer and compensation.

10.3         Shiva Corporation Incentive and Non-Qualified Stock Option
	     Agreement dated April 28, 1997 Between Shiva Corporation and
	     James L. Zucco, Jr.

11.0         Statement of Computation of Earnings per share.

27.0         Financial Data Schedule.


(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three month period ended June 28, 1997.

				 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					SHIVA CORPORATION


Date:   August 8, 1997                  by:  /s/ Larry D. Whitman
					-------------------------
					Larry D. Whitman
					Vice President - Corporate Controller
					(Principal Financial and Accounting
					 Officer)

			     SHIVA CORPORATION
				EXIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------
10.1          Letter Agreement dated February 18, 1997 Between Shiva
	      Corporation and Angelo Santinelli, regarding offer of
	      employment and compensation as Vice President, Worldwide
	      Marketing/Enterprise Sales.

10.2          Letter Agreement dated April 28, 1997 Between Shiva
	      Corporation and James L. zucco, Jr., regarding offer of employment as President and Chief Operating Officer and compensation.

10.3          Shiva corporation Incentive and Non-Qualified Stock Option
	      Agreement dated April 28, 1997 Between Shiva Corporation and
	      James L. Zucco, Jr.

11.0          Statement of Computation of Earnings per share.

27            Financial Data Schedule
