Form 10-K/A
period 1996-12-28
SHIVA CORP
filed 1997-10-08
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

				 FORM 10-K/A

			Amendment No. 1 to Form 10-K

(Mark One)
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
		 For the fiscal year ended December 28, 1996

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
		 For the Transition period from      to
						-----   -----

		       Commission File Number 0-24918

			     SHIVA CORPORATION
	   (Exact name of registrant as specified in its charter)

       Massachusetts                                            04-2889151
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

		     28 Crosby Drive, Bedford, MA 01730
	(Address of principal executive offices, including Zip Code)

			       (781) 270-8300
	    (Registrant's telephone number, including area code)

			   ---------------------
	 Securities Registered Pursuant to Section 12(b) of the Act:
				    None
	 Securities Registered Pursuant to Section 12(g) of the Act:
			Common Stock, $.01 par value
	Series A Junior Participating Preferred Stock, $.01 par value
			      (title of class)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
					---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $483,592,478 based on the closing price of the Common Stock on the Nasdaq Stock Market on January 31, 1997. The number of shares outstanding of the registrant's Common Stock as of January 31, 1997 was 28,989,583.

		    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 are incorporated by reference in Part III hereof.
2. Portions of the registrant's 1996 Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated by reference into Parts I, II and IV hereof.

			      EXPLANATORY NOTE

This Form 10-K/A of Shiva Corporation is filed solely to amend the Exhibit Index included herein.

Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1)       Consolidated Financial Statements.
	     ----------------------------------

The following consolidated financial statements and the Report of Independent Accountants are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference.

     Report of Independent Accountants for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
     Consolidated Balance Sheet as of December 28, 1996 and December 31, 1995 Consolidated Statement of Operations for the years ended December 28,
1996, December 30, 1995 and December 31, 1994
     Consolidated Statement of Changes in Stockholders Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
     Consolidated Statement of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
     Notes to Consolidated Financial Statements.

The Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(a)(2)       Financial Statement Schedules.
	     ----------------------------
									Page
	      Schedule I          Report of Independent Accountants on
				  Financial Statement Schedule          S-1

	      Schedule II         Valuation and Qualifying Accounts     S-2

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

(a)(3) List of Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

Exhibit No.   Description of Exhibits
-----------   -----------------------
3.1*          Restated Articles of Organization of the Company. (1)(5)

3.2*          Restated By-Laws of the Company. (1)

4.1*          Specimen certificate representing the Common Stock. (8)

4.2*          Rights Agreement dated as of September 29, 1995, between the
	      Company and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Vote of Directors Establishing a Series of a Class of Stock, as Exhibit
	      B the Form of Rights Certificate, and as Exhibit C the Summary
	      Rights to Purchase Preferred Stock. (4)

10.1* Registration Rights Agreement dated as of September 3, 1991 by and among the Company and the Investors named therein, as amended by the Amendment to Registration Rights Agreement dated as of March 29, 1993, as further amended by the Amendment No. 2 to Registration Rights Agreement dated as of July 28, 1993 and as further amended by an Amendment dated June 13, 1995. (3)


10.2*         Amended and Restated 1988 Stock Plan, as further amended. (3)(6)

10.3*         1994 Non-Employee Director Stock Option Plan. (1)(6)

10.4*         1994 Employee Stock Purchase Plan. (1)(6)

10.5+*        1997 Employee Bonus Plan (6)

10.6*         Employment Agreement dated September 15, 1994 by and between the
	      Company and Frank A. Ingari. (1)(6)

10.7*         Letter Agreement dated January 27, 1994 by and between the
	      Company and Cynthia M. Deysher. (2)(6)

10.8*         Letter Agreement dated January 2, 1996 by and between the
	      Company and Guy A. Daniello. (6)

10.9*         Incentive and Non-Qualified Stock Option Agreement dated October
	      19, 1993 between the Company and Frank A. Ingari. (1)(6)

10.10*        Incentive and Non-Qualified Stock Option Agreement dated January
	      29, 1994, between the Company and Cynthia M. Deysher. (1)(6)

10.11*        Agreement dated May 15, 1995 between the Company and Northern
	      Telecom Limited ("Nortel") (3)

10.12*        Letter Agreement dated March 15, 1996 between the Company and
	      Nortel to amend the Agreement dated May 15, 1995 between the Company and Nortel (7)

10.13*        First Amendment dated May 16, 1996 to the Agreement dated May
	      15, 1995 between the Company and Nortel (7)

10.14+ Memorandum of Understanding ("MOU") dated September 11, 1996 between the Company and Nortel

10.15+        Second Amendment dated October 15, 1996 to the Agreement dated
	      May 15, 1995 between the Company and Nortel

10.16+ Memorandum of Understanding ("MOU") dated December 23, 1996 between the Company and Nortel

10.17* Letter Agreement dated January 29, 1997 amending the Memorandum of Understanding dated December 23, 1996 between the Company and Nortel

10.18*        Lease by and between Beacon Properties, L.P., Landlord, and the
	      Company, Tenant, ("Beacon Lease") dated September 5, 1995. (4)

10.19*        Amendment #1 to the Beacon Lease, dated October 23, 1995 (8)

10.20*        Amendment #2 to the Beacon Lease, dated January 17, 1996 (8)

10.21*        Lease by and between Walford Company c/o Bernard H. Kayden,
	      Landlord, and the Company, Tenant, ("Walford Lease") dated May
	      24, 1996 (7)

11.1*         Statement re: Computation of Per Share Earnings

13.1* 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.


21.1*         Subsidiaries of the Company.

23.1*         Consent of Price Waterhouse LLP

23.2*         Consent of Deloitte & Touche LLP

27*           Financial Data Schedule

-------------

*    Previously filed.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated herein by reference to the Company's Registration Statement on Form S--1 (File No. 33-84884)
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-94134)
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97216)
(5) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-602)
(6) Indicates a management contract or any compensatory plan, contract or arrangement with officers who are designated as named executive officers in the Company's 1997 Proxy Statement.
(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for second quarter 1996.
(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year 1995.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 28, 1996.

				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 1997                      SHIVA CORPORATION
					   (Registrant)


					   By: /s/ Larry Whitman
						-----------------
					       Larry Whitman
					       Vice President - Corporate
					       Controller
					       (Principal Financial and
					       Accounting Officer)

			      INDEX TO EXHIBITS

Exhibit No.  Description of Exhibits
-----------  -----------------------
3.1*         Restated Articles of Organization of the Company. (1)(5)

3.2*         Restated By-Laws of the Company. (1)

4.1*         Specimen certificate representing the Common Stock. (8)

4.2*         Rights Agreement dated as of September 29, 1995, between the
	     Company and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Vote of Directors
	     Establishing a Series of a Class of Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary Rights to
	     Purchase Preferred Stock. (4)

10.1* Registration Rights Agreement dated as of September 3, 1991 by and among the Company and the Investors named therein, as amended by the Amendment to Registration Rights Agreement dated as of March
	     29, 1993 as further amended by the Amendment No. 2 to Registration
	     Rights Agreement dated as of July 28, 1993 and as further amended by an Amendment dated June 13, 1995. (3)

10.2*        Amended and Restated 1988 Stock Plan, as further amended. (3)(6)

10.3*        1994 Non-Employee Director Stock Option Plan. (1)(6)

10.4*        1994 Employee Stock Purchase Plan. (1)(6)

10.5+*       1997 Employee Bonus Plan (6)

10.6*        Employment Agreement dated September 15, 1994 by and between the
	     Company and Frank A. Ingari. (1)(6)

10.7* Letter Agreement dated January 27, 1994 by and between the Company and Cynthia M. Deysher. (2)(6)

10.8* Letter Agreement dated January 2, 1996 by and between the Company and Guy A. Daniello. (6)

10.9*        Incentive and Non-Qualified Stock Option Agreement dated October
	     19, 1993 between the Company and Frank A. Ingari. (1)(6)

10.10*       Incentive and Non-Qualified Stock Option Agreement dated January
	     29, 1994, between the Company and Cynthia M. Deysher. (1)(6)

10.11*       Agreement dated May 15, 1995 between the Company and Northern
	     Telecom Limited ("Nortel") (3)

10.12*       Letter Agreement dated March 15, 1996 between the Company and
	     Nortel to amend the Agreement dated May 15, 1995 between the Company and Nortel (7)

10.13*       First Amendment dated May 16, 1996 to the Agreement dated May 15,
	     1995 between the Company and Nortel (7)

10.14+ Memorandum of Understanding ("MOU") dated September 11, 1996 between the Company and Nortel

10.15+       Second Amendment dated October 15, 1996 to the Agreement dated May
	     15, 1995 between the Company and Nortel

10.16+ Memorandum of Understanding ("MOU") dated December 23, 1996 be-tween the Company and Nortel

10.17*       Letter Agreement dated January 29, 1997 amending the Memorandum of
	     Understanding dated December 23, 1996 between the Company and
	     Nortel

10.18*       Lease by and between Beacon Properties, L.P., Landlord, and the
	     Company, Tenant, ("Beacon Lease") dated September 5, 1995. (4)

10.19*       Amendment #1 to the Beacon Lease, dated October 23, 1995 (8)

10.20*       Amendment #2 to the Beacon Lease, dated January 17, 1996 (8)

10.21*       Lease by and between Walford Company c/o Bernard H. Kayden,
	     Landlord, and the Company, Tenant, ("Walford Lease") dated May 24,
	     1996 (7)

11.1*        Statement re: Computation of Per Share Earnings

13.1* 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.

21.1*        Subsidiaries of the Company.

23.1*        Consent of Price Waterhouse LLP

23.2*        Consent of Deloitte & Touche LLP

27*          Financial Data Schedule

-------------

*    Previously filed.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1) Incorporated herein by reference to the Company's Registration Statement on Form S--1 (File No. 33-84884)
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-94134)
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97216)
(5) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-602)
(6) Indicates a management contract or any compensatory plan, contract or arrangement with officers who are designated as named executive officers in the Company's 1997 Proxy Statement.
(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for second quarter 1996.
(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year 1995.