Form 10-Q/A
period 1997-03-29
SHIVA CORP
filed 1997-10-09
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q/A

                         Amendment #1 to Form 10-Q

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



Item 6.   Exhibits and Reports on form 8-K

  (a)   Exhibits


Exhibit No.    Description of Exhibit
----------     ----------------------

Exhibit 10.1+* Agreement dated March 21, 1997 between the Company and
               Northern Telecom Limited.

Exhibit 10.2*  Letter Agreement dated March 12, 1997 by and between the
               Company and Steven (Woody) Benson.

Exhibit 11*    Statement of Computations of Earnings per share.

Exhibit 27*    Financial Data Schedule
------------------------------------------

*Previously filed.
+Confidential Treatment requested as to certain portions which portions are omitted and filed separately with the Securities and Exchange Commission.


  (b) No reports on Form 8-K were filed during the three-month period ended March 29, 1997.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SHIVA CORPORATION


Date:   October 8, 1997                     by: /s/ Larry D. Whitman
                                                ---------------------
                                                Larry D. Whitman
                                                Vice President -
                                                  Corporate Controller
                                                (Principal Financial and
                                                  Accounting Officer)

                             SHIVA CORPORATION

                               EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

Exhibit 10.1+* Agreement dated March 21, 1997 between the Company and
               Northern Telecom Limited.

Exhibit 10.2*  Letter Agreement dated March 12, 1997 by and between the
               Company and Steven (Woody) Benson.

Exhibit 11*   Statement of Computation of Earnings Per Share.

Exhibit 27*   Financial Data Schedule.
--------------------------------------

*Previously filed.
+Confidential Treatment requested as to certain portions which portions are omitted and filed separately with the Securities and Exchange Commission.
