Form 10-Q
period 1997-09-27
SHIVA CORP
filed 1997-11-12
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)

  /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
  / /   For the Quarterly period ended September 27, 1997


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from       to
                                          -----    -----

                Commission File Number 0-24918

                        SHIVA CORPORATION
     (Exact name of registrant as specified in its charter)


       Massachusetts                      04-2889151
State or other jurisdiction of  (IRS Employer Identification No.)
incorporation or organization)

               28 Crosby Drive, Bedford, MA  01730
   (Address of principal executive offices, including Zip Code)

                          (781) 687-1000
       (Registrant's telephone number, including area code)


                    --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /x/   NO

The number of shares outstanding of the registrant's Common Stock as of September 27, 1997 was 29,536,942.

                        SHIVA CORPORATION

                              INDEX


Part I              Financial Information                      Page

          Item 1    Consolidated Financial Statements

                    Consolidated Balance Sheet
                    September 27, 1997 and December 28, 1996

                    Consolidated Statement of Operations
                    Three and nine months ended September 27, 1997 and September 28, 1996

                    Consolidated Statement of Cash Flows
                    Nine months ended September 27, 1997
                    and September 28, 1996

                    Notes to Consolidated Financial Statements

          Item 2    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations

Part II             Other Information

          Item 1    Legal Proceedings

          Item 5    Other Information

          Item 6    Exhibits and Reports on Form 8-K

Signature

                        SHIVA CORPORATION
                   Consolidated Balance Sheet
            (in thousands, except share related data)

                                  September 27,     December 28,
                                      1997             1996
                                  -------------     ------------
                                   (unaudited)

Assets
Current assets:
  Cash, and cash equivalents        $   56,935       $  72,067
  Short-term investments                41,830          35,035
  Accounts receivable, net of
    allowances of $9,992 at
    September 27, 1997 and
    $10,347 at December 28, 1996         24,641          39,904
  Inventories                            17,125          17,958
  Deferred income taxes                  10,176           4,420
  Prepaid expenses and other
    current assets                        1,712           1,602
                                    -----------      ----------
     Total current assets               152,419         170,986

Property, plant and equipment, net       25,867          23,855
Deferred income taxes                     4,055           1,372
Other assets                              3,596           1,837
                                    -----------      ----------
     Total assets                   $   185,937      $  198,050
                                    ===========      ==========
Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term
   debt and capital lease
   obligations                      $       129      $      367
  Accounts payable                       13,574          17,130
  Accrued compensation and
   benefits                               4,319           5,871
  Accrued expenses                       15,218          13,748
  Deferred revenue                        4,445           3,406
                                    -----------      ----------
     Total current liabilities           37,685          40,522

Long-term debt and capital lease              -             122
  obligations
Deferred income taxes                       543             572
                                    -----------      ----------
     Total liabilities                   38,228          41,216
                                    -----------      ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value
    value; 1,000,000 shares
    authorized at September 27,
    1997 and December 28, 1996,
    none issued                               -              -
  Common stock, $.01 par value;
    100,000,000 shares authorized,
    29,536,942 and 28,891,216
    shares issued and outstanding
    at September 27, 1997 and
    December 28, 1996, respectively         295             289
  Additional paid-in capital            152,513         149,564
  Unrealized gain on investments            161             175
  Cumulative translation adjustment        (221)            349
  Retained earnings (accumulated
    deficit)                             (5,039)          6,457
                                    -----------      ----------
     Total stockholders' equity         147,709         156,834
                                    -----------      ----------
     Total liabilities and
       stockholders' equity         $   185,937      $  198,050
                                    ===========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            SHIVA CORPORATION
                   Consolidated Statement of Operations
                   (in thousands except per share data)
                               (unaudited)
                           Three months ended            Nine months ended
                       ---------------------------- ---------------------------
                       September 27,  September 28, September 27, September 28,
                          1997           1996          1997          1996
                       -------------  ------------- ------------- -------------

Product and other
  revenues              $  31,082      $  57,109     $  93,217     $ 151,903
Royalty revenues            4,499              -        13,261             -
                        ---------      ---------     ---------     ---------
Total revenues             35,581         57,109       106,478       151,903
Cost of product and
  other revenues           15,319         23,761        52,907        62,543
                        ---------      ---------     ---------     ---------
Gross profit               20,262         33,348        53,571        89,360
                        ---------      ---------     ---------     ---------
Operating expenses:
  Research and
   development              6,937          5,974        18,676        16,630
  Selling, general and
   administrative          17,622         18,338        55,929        49,844
  Merger expenses              -              -            -           1,987
                        ---------      ---------     ---------      --------
  Total operating
   expenses                24,559         24,312        74,605        68,461
                        ---------      ---------     ---------     ---------
Income (loss) from        (4,297)          9,036       (21,034)       20,899
 operations

Interest income               887            836         2,787         3,167
Interest and other
 expense                      (26)           (85)         (294)         (383)
                        ---------      ---------     ---------     ---------
Income (loss) before
 income taxes              (3,436)         9,787       (18,541)       23,683
Income tax provision
 (benefit)                 (1,306)         3,760        (7,045)        8,342
                        ---------     ----------     ----------   ----------
Net income (loss)       $  (2,130)    $    6,027     $ (11,496)   $   15,341
                        =========     ==========     =========    ==========
Net income (loss)
 per share              $   (0.07)    $     0.19      $   (0.39)  $     0.49
                        =========     ==========      =========   ==========
Shares used in
 computing net income
 (loss) per share          29,387         31,906         29,165       31,499
                        =========     ==========      =========   ==========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                      SHIVA CORPORATION
            Consolidated Statement of Cash Flows
      Increase (Decrease) in Cash and Cash Equivalents
                       (in thousands)

                                             Nine Months Ended
                                        ----------------------------
                                        September 27,  September 28,
                                            1997          1996
                                        -------------  -------------
                                                 (unaudited)

Cash flows from operating activities
  Net income (loss)                      $ (11,496)      $  15,341
  Adjustments to reconcile net income
  (loss) to net cash
     provided by operating activities:
     Depreciation and amortization           7,430           4,553
     Deferred income taxes                  (8,123)         (1,511)
     Changes in assets and liabilities:
        Accounts receivable                 14,633         (25,940)
        Inventories                            658          (6,277)
        Prepaid expenses and other             (89)           (472)
          current assets
        Accounts payable                    (3,285)          5,999
        Accrued compensation and
          benefits                          (1,400)            339
        Accrued expenses                     2,251          12,000
        Deferred revenue                     1,061            (854)
        Other long term liabilities            (17)            (15)
                                         ---------       ---------
     Net cash provided by operating
      activities                             1,623           3,163
                                         ---------       ---------
Cash flows from investing activities
  Purchases of property, plant and
    equipment                               (8,788)        (10,851)
  Capitalized software development costs      (889)           (843)
  Purchases of short-term investments      (23,104)        (24,502)
  Proceeds from maturity and sales of
    short-term investments                  16,309           7,858
  Change in other assets                    (2,176)           (279)
                                         ---------       ---------
    Net cash used by investing
     activities                            (18,648)        (28,617)
                                         ---------       ---------
Cash flows from financing activities
  Principal payments on long-term debt
    and capital lease obligations             (344)           (590)
  Proceeds from exercise of stock
    options and stock purchase plans         2,014           2,732
                                         ---------       ---------
      Net cash provided by financing
        activities                           1,670           2,142
                                         ---------       ---------
Effects of exchange rate changes on
  cash and cash equivalents                    223            (141)
                                         ---------       ---------
Net decrease in cash and cash
  equivalents                              (15,132)        (23,453)
Cash and cash equivalents, beginning
  of period                                 72,067          93,203
                                         ---------       ---------
Cash and cash equivalents, end of
  period                                 $  56,935       $  69,750

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

     The results of operations for the three-month and nine-month periods ended September 27, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2.   NET INCOME (LOSS) PER SHARE:

     Net income per share is calculated based on the weighted average number of common shares and common equivalent shares assumed outstanding during the period. Net loss per share excludes common equivalent shares because their effect is antidilutive.


3.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and those with maturities of greater than three months to be short-term investments. At September 27, 1997, the Company had cash and cash equivalents of $56,935,000 and short-term investments of $41,830,000, including an unrealized gain of $161,000 recorded as a separate component of stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments at September 27, 1997, classified as available-for-sale, consist of municipal securities with various maturity dates through June 1999. Realized gains or losses on the sale of securities are calculated using the specific identification method. Realized gains and losses on its securities in the three-month and nine-month periods ended September 27, 1997 were not material.


4.   INVENTORIES:

     Inventories consist of the following:



                           September 27,     December 28,
(in thousands)                 1997              1996

Raw materials                  $ 7,903          $ 6,218
Work-in-process                    433            1,506
Finished goods                   8,789           10,234
                               -------          -------
                               $17,125          $17,958
                               =======          =======

5.   RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for the Company beginning in the fourth quarter of fiscal 1997 and requires restatement of all previously reported interim and annual earnings per share data. Under SFAS No. 128, the primary earnings per share calculation will be modified to exclude the dilutive effect of common stock equivalents in determining basic earnings per share. The Company expects that basic earnings per share would not be materially different compared to primary earnings per share in the three-month and nine-month periods ended September 27, 1997 due to the net loss, and would result in an increase of $.02 and $.05 per share in the three-month and nine-month periods ended September 28, 1996, respectively. The impact of the adoption of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material for the three-month and nine-month periods ended September 28, 1996, respectively.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1998. These standards will require the Company to report and display certain information related to comprehensive income and operating segments.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues. Revenues in the three-month and nine-month periods ended September 27, 1997 were $35,581,000 and $106,478,000, respectively.
These amounts represent decreases of 38% and 30% from the corresponding periods in fiscal 1996. The decline in revenues in the three-month period ended September 27, 1997 compared to the same period in fiscal 1996 was primarily due to lower revenues from the Company's LanRover and LanRover Access Switch product lines. The decline in revenues in the nine-month period ended September 27, 1997 compared to the same period in fiscal 1996 was due to lower revenues from the Company's LanRover product line and other communications products. Revenues from LanRover products were $13,475,000 and $39,238,000 in the three-month and nine-month periods ended September 27, 1997, respectively, compared to $22,916,000 and $70,008,000 in the corresponding periods in fiscal 1996. These declines in LanRover revenues were primarily due to price decreases which became effective in the second quarter of fiscal 1997 and lower volume shipments in the three-month and nine-month periods ended September 27, 1997. LanRover revenues for the nine-month period ended September 27, 1997 were also impacted by increased return provisions and price protection provisions of $3,900,000 recorded in the first quarter. The price protection provisions related to the LanRover were recorded to account for first quarter pricing actions, which became effective in the second quarter of fiscal 1997, taken in response to increased price competition. Revenues from the LanRover Access Switch, which began volume shipments in the second quarter of fiscal 1996, were $14,700,000 and $45,947,000 in the three-month and nine-month periods ended September 27, 1997, respectively, compared to $22,366,000 and $41,267,000 in the corresponding periods in fiscal 1996. Revenues from the LanRover Access Switch in the three-month and nine-month periods ended September 27, 1997 include royalty revenues attributable to an agreement with Northern Telecom Limited (the "Nortel Agreement"), under which the Company earns royalties, subject to quarterly minimums in fiscal 1997, based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch. The decline in revenues from the LanRover Access Switch in the three-month period ended September 27, 1997 compared to the same period in fiscal 1996 is due to the transition of the Nortel relationship from an OEM relationship where Nortel purchased certain products from the Company for resale, to a royalty arrangement, which results in lower, but 100 percent margin, revenues, and a decline in sales through the premium value-added reseller ("PVAR") channel due in part to weakness in the mid-tier Internet Service Provider ("ISP") market in North America. Revenues from the LanRover Access Switch in the nine-month period ended September 27, 1997 were negatively impacted by price protection provisions of $2,800,000 recorded in the first quarter of fiscal 1997 to account for first quarter price reductions that became effective in the second quarter of fiscal 1997. The price reductions were in response to increased price competition and price reductions on V.34 modem cards due in part to the availability of 56K modem technology in the access concentrator market. Revenues from other communications products decreased 46% and 60% in the three-month and nine-month periods ended September 27, 1997, respectively, compared to the corresponding periods in fiscal 1996, primarily due to lower volume shipments. The Company anticipates that revenues from other communications products will continue to decline and will account for a decreasing percentage of revenue in future periods.

International revenues accounted for 43% and 50% of revenues in the three-month and nine-month periods ended September 27, 1997, respectively. International revenues accounted for 30% and 36% of revenues in the corresponding periods in fiscal 1996. International revenues represented a higher proportion of total revenues in fiscal 1997 due to decreased revenues in North America. Revenues in North America decreased due to several factors discussed above, including lower Access Switch revenues from Nortel, the decline in sales through the PVAR channel and the price protection reserves recorded in the first quarter of fiscal 1997. Sales to OEM customers accounted for 26% and 25% of revenues in the three-month and nine-month periods ended September 27, 1997, respectively, compared to 28% and 23% in the corresponding periods in fiscal 1996. The absolute decline in OEM revenues in the three-month and nine-month periods ended September 27, 1997 compared to the corresponding periods in fiscal 1996 is primarily due to lower revenues from IBM and the transition of the Nortel relationship as previously mentioned. Sales to Nortel accounted for 23% and 16% of revenues in the three-month and nine-month periods in fiscal 1997, respectively, compared to 18% and 12% of revenues in each of the corresponding periods in fiscal 1996.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $2,439,000, or 6% of gross revenues, and $13,784,000, or 11% of gross revenues, in the three-month and nine-month periods ended September 27, 1997, respectively. Provisions for product returns in the corresponding periods in fiscal 1996 were $3,326,000 and $7,304,000, respectively, and represented 6% and 5% of gross revenues in each period, respectively. The increase in the provision for product returns in the nine-month period ended September 27, 1997 compared to the same period in fiscal 1996 was primarily a result of provisions recorded in the first quarter of fiscal 1997 to account for slow-moving and discontinued products in the Company's North American distribution channels.

Gross Profit. Gross profit as a percentage of revenues was 57% and 50% in the three-month and nine-month periods ended September 27, 1997, respectively, compared to 58% and 59% in the corresponding periods in fiscal 1996. Gross profit as a percentage of revenue decreased in the three-month period ended September 27, 1997 over the same period in fiscal 1996 primarily due to an increase in manufacturing overhead costs as a percentage of revenue due to the lower revenue base, partially offset by the 100 percent margin royalty revenues from Nortel. In addition, gross profit in the three-month period ended September 27, 1997 was negatively impacted by the unbundling of several high margin software components formerly incorporated in the LanRover from the base hardware and software (the "LanRover Power Base"). The Company now sells the LanRover Power Base separately from three value-added feature software modules, known as the LanRover Power Series, which are designed to enhance the connectivity, security and performance of the LanRover Power Base, depending upon the module. Since sales of the LanRover Power Base carry lower gross margins than the LanRover Power Series software modules, the gross margins from the LanRover product line may continue to decline depending upon the number of LanRover Power Series software modules sold. Gross profit as a percentage of revenues decreased in the nine-month period ended September 27, 1997 from the corresponding period in fiscal 1996 primarily due to reserves recorded in the first quarter of fiscal 1997, consisting of the previously mentioned price protection reserves totaling $6,700,000, and provisions for slow-moving inventories of $6,463,000, partially offset by pure margin royalty revenues from Nortel. The provisions for slow-moving inventories increased cost of revenues and related primarily to V.34 modem cards, for which demand has slowed due to the availability of 56K modem technology, and certain other products. In the future, gross margins are likely to decrease due to continued price competition. The Company's gross margins may also be affected by several factors, including, but not limited to the level of royalty revenues from Nortel, product mix, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses increased to $6,937,000 and $18,676,000 in the three-month and nine-month periods ended September 27, 1997, respectively, from $5,974,000 and $16,630,000 in the corresponding periods in fiscal 1996. These expenses represented 19% and 18% of revenues in the three-month and nine-month periods ended September 27, 1997, respectively, compared to 11% in each of the corresponding periods in fiscal 1996. Research and development expenditures in the three-month and nine-month periods ended September 27, 1997 related to the development of new and existing remote access products, including the LanRover D/56, 56K modules for the LanRover Access Switch and the VantagePath family of products which incorporate technology to support virtual private networking. The increase in these expenses was primarily due to increased costs of prototype materials, increased personnel and associated overhead costs, and temporary help. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, increased to $1,500,000 and $4,954,000 in the three-month and nine-month periods ended September 27, 1997, respectively, from $536,000 and $1,387,000 in the corresponding periods of fiscal 1996. The increase in customer-funded development fees in fiscal 1997 was primarily due to cost sharing arrangements with Nortel, where Nortel funds certain costs associated with development of products and product features specific to the carrier and service provider markets. Capitalized software costs were $488,000 and $888,000 in the three-month and nine-month periods ended September 27, 1997, respectively, compared to $251,000 and $844,000 in the corresponding periods in fiscal 1996. The Company anticipates continued significant investment in research and development.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $17,622,000 in the three-month period ended September 27, 1997 from $18,338,000 in the corresponding period in fiscal 1996. Selling, general and administrative expenses increased to $55,929,000 in nine-month period ended September 27, 1997 from $49,844,000 in the comparable period in fiscal 1996. These expenses represented 50% and 53% of revenues in the three-month and nine-month periods ended September 27, 1997, respectively, compared to 32% and 33% of revenues in the corresponding periods in fiscal 1996, respectively. The decrease in gross expenses in the three-month period ended September 27, 1997 was primarily due to lower channel program spending associated with the Company's PVAR channel. The increase in gross expenses in the nine-month period ended September 27, 1997 was primarily due to increased costs incurred for advertising, trade shows, travel, sales incentives, various professional fees and facilities. Selling, general and administrative expenses in the three-month and nine-month periods ended September 27, 1997 are net of expenses reimbursed by Nortel related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel which markets Nortel's remote access equipment to carriers and service providers.

Interest Income and Expense. Interest income increased in the three-month period ended September 27, 1997 over the corresponding period in fiscal 1996 due to higher overall yields on its investment balances. Interest income declined in the nine-month period ended September 27, 1997 compared to the corresponding period in fiscal 1996 primarily due to the Company's shift to federal tax-exempt securities during the second quarter of fiscal 1996, which resulted in a lower yield on its investment balances.

Income Tax Provision (Benefit). The Company's effective income tax rate in each of the three-month and nine-month periods ended September 27, 1997 was 38%, compared to 38% and 35% in the three-month and nine-month periods ended September 28, 1996, respectively. The effective income tax rate in the nine-month period in fiscal 1996 reflects a reduction in the net deferred tax asset valuation allowance as a result of certain net operating losses that were realized in the second quarter, partially offset by non-deductible merger expenses.

Foreign Currency Fluctuations

A portion of the Company's international revenues is denominated in currencies other than the U.S. dollar and is consequently subject to foreign exchange fluctuations. The impact of such fluctuations is offset to the extent that expenses of the Company in international operations are incurred in the same currencies as its revenues. Foreign currency fluctuations did not have a significant impact on the comparison of results of operations in the three-month and nine-month periods ended September 27, 1997 with those of the comparable periods in fiscal 1996. However, the Company's international operations and non-dollar denominated sales will continue to be exposed to adverse movements in foreign currency exchange rates which may have a material adverse impact on the Company's financial results. The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

Year 2000

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.
All of the Company's products are currently Year 2000 compliant, and therefore, the Company will not have to undertake additional research and development efforts in this regard. In addition, the Company is in the process of replacing many of its business and operating computer systems with software which, when upgraded, will be Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1998, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue.

Liquidity and Capital Resources

As of September 27, 1997, the Company had $56,935,000 of cash and cash equivalents and $41,830,000 of short-term investments. Working capital decreased to $114,734,000 at September 27, 1997 from $130,464,000 at December 28, 1996.

Net cash provided by operations totaled $1,623,000 for the nine-month period ended September 27, 1997 compared to $3,163,000 in the comparable period in fiscal 1996. Net cash provided by operations in the nine-month period ended September 27, 1997 resulted primarily from the decrease in accounts receivable partially offset by the net loss adjusted for non-cash expenses and the increase in deferred income taxes. The decrease in accounts receivable was primarily due to decreased revenue levels. Net cash provided by operations in the nine-month period ended September 28, 1996 consisted primarily of net income adjusted for non-cash expenses including depreciation and amortization, and increased current liabilities, partially offset by increased accounts receivable and inventories. The increase in accounts receivable was due to increased revenue levels. The increase in inventories was necessary to support the Company's revenue growth and the introduction of the LanRover Access Switch product.

Net cash used by investing activities totaled $18,648,000 for the nine-month period ended September 27, 1997, compared to $28,617,000 during the comparable period in fiscal 1996. Investment activity in each of the nine-month periods ended September 27, 1997 and September 28, 1996 consisted primarily of purchases of fixed assets and short-term investments, partially offset by proceeds from short-term investments upon maturity or sale. Net cash provided by financing activities totaled $1,670,000 in the nine-month period ended September 27, 1997, compared to $2,142,000 in the comparable period in fiscal 1996. Net cash provided by financing activities in each of the nine-month periods ended September 27, 1997 and September 28, 1996 consisted of proceeds from stock option exercises and purchases of stock under the Company's stock purchase plans, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank that expires in September 1998. The terms of the credit facility require the Company to comply with certain restrictive financial covenants. Borrowings under this facility bear interest at the bank's prime rate. At September 27, 1997, available borrowings were reduced by outstanding letters of credit of $836,000 related to certain office leases. The Company had no borrowings outstanding under this facility at September 27, 1997.

The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The forward exchange contracts have maturities that do not exceed one year. At September 27, 1997, the Company had outstanding forward exchange contracts to sell approximately $458,000 and purchase $320,000 in various currencies. The fair value of outstanding forward exchange contracts approximates the original value due to the relatively short terms, generally less than three months.

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

The Company is in the process of renegotiating certain of the terms and conditions of its agreement with Nortel, including future distribution rights for the carrier and service provider market, quarterly minimum royalty payments and other cost sharing payments. Absent negotiation of new quarterly minimum payments, commencing in the first quarter of 1998, royalties shall not be payable by Nortel unless and until royalties, determined based on the resale of products by Nortel, exceed certain predetermined levels. Royalty payments from Nortel accounted for greater than 10% of total revenues in the three-month and nine-month periods ended September 27, 1997.
There can be no assurance that Shiva will receive continued royalty and cost sharing payments from Nortel and any reductions in such payments could have a significant impact on the Company's future operating results.

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

The Company increasingly relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communications products and other remote access products, including the LanRover product, decreased in the first nine months of 1997, due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

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

The Company operates in a highly competitive market that is characterized by an increasing number of well-funded competitors from diverse industry sectors, including but not limited to suppliers of software, modems, terminal servers, routers, hubs, data communications products and companies offering remote access solutions based on emerging technologies, such as switched digital telephone services, remote access service offerings by telephony providers via telephone networks and other providers through public networks such as the Internet. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's revenues and profitability. There can be no assurance that the Company will be able to continue to compete successfully with new or existing competitors.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 21, 1997, a purported class action complaint was filed against the Company, Frank Ingari, Cynthia Deysher and David Cole, in the United States District Court for the District of Massachusetts, Lirette, et al. v. Shiva Corporation, et al., Civil Action No. 97-11159-WGY. On June 11, 1997, a similar complaint was filed against the same named defendants, Prozan, et al. v. Shiva Corporation, et al., Civil Action No. 97-11320-WGY. The cases have been consolidated, and an amended complaint applicable to all related actions will soon be filed. The initial complaints, to which no response will be made, were brought pursuant to Ch. 10 and 20 of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5. On behalf of a class of purchasers of the Company's stock between September 10, 1996 through March 31, 1997, the complaints seek damages, interest, fees and expenses. The Company believes it has meritorious defenses to the claims asserted and intends to defend these cases vigorously. The actions are in their earliest stages, and the Company is unable to determine at this time the potential liability, if any.

On January 17, 1997, a purported class action complaint against the Company was filed in the Superior Court of the State of California for the County of Los Angeles, Abraham Schwartz and Norman Marcus v. Shiva Corporation, Case No. BC164278. The Company filed a demurrer seeking to dismiss all claims in the Complaint. In response to the demurrer, the plaintiffs filed an Amended Complaint, also purportedly on behalf of a class, which asserted violations of California Corporations Codes 25400, 25500, 25401, 25504, 25501 and 25504.1, California Civil Code Ch.
1709-10, and common law fraud and negligent misrepresentation, against the Company and three individuals: Frank Ingari, Cynthia Deysher and Woody Benson. The Company filed a demurrer seeking to dismiss these claims; and the individuals sought to dismiss the claims for lack of personal jurisdiction. The Court, without prejudice, granted the individuals' motions. The Court dismissed with prejudice all of the claims against the Company brought under the California Corporations Code, but allowed leave to replead certain of the remaining claims. In response, plaintiffs filed a Second Amended Complaint, which seeks damages on behalf of the purported class, including punitive damages, treble damages, attorneys' fees and costs, based on alleged fraud and negligent misrepresentation in violation of California Civil Code Ch. 1709-10 and the common law. The Company has filed a demurrer seeking to have the Second Amended Complaint dismissed, a motion to strike seeking to limit any claims not dismissed to a narrower time frame, and a motion to stay the case on the ground of forum non conveniens. The Court granted the demurrer, and denied the motions to strike and stay. Plaintiffs were granted leave to amend the Complaint, and have stated that they can allege facts sufficient to address the deficiencies of the most recent Complaint identified by the Court. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against the action. The action is in its earliest stages, and the Company is unable to determine at this time the potential liability, if any.

Item 5.  Other Information

Effective October 3, 1997, Mr. Richard J. Egan was appointed by the Board of Directors of the Company to serve as a seventh member of the Board of Directors of the Company.

Effective October 27, 1997, James L. Zucco, Jr. replaced Frank A. Ingari as Chief Executive Officer. Mr. Ingari will continue in his role of Chairman of the Board. Mr. Ingari will remain as an employee of the Company until sometime in 1998, at which time all unvested stock options will be cancelled and returned to the pool of available stock options for grant, pursuant to the Company's Stock Option Plans.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.  Description of Exhibit
-----------  ----------------------
10.1         Letter agreement dated July 9, 1997 between Shiva
             Corporation and James F. Finucane regarding offer of
             employment and compensation as Senior Vice President,
             Engineering.

10.2         Letter agreement dated August 27, 1997 Between Shiva
             Corporation and Michael J. Duffy regarding offer of employment and compensation as Senior Vice President, Worldwide Sales.

10.3         Promissory Note dated September 8, 1997 between Shiva
             Corporation and James L. Zucco, Jr.

11.0 Statement of Computation of Earnings per share included herein on page 16.

27.0         Financial Data Schedule.


(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three month period ended September 27, 1997.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHIVA CORPORATION



Date:   November 11, 1997        by: /s/ Larry D. Whitman
                                     ----------------------------
                                     Vice President and Corporate
                                     Controller
                                     (Principal Financial and
                                     Accounting Officer)

                            SHIVA CORPORATION
                              EXHIBIT INDEX


Exhibit No.  Description of Exhibit
-----------  ----------------------
10.1         Letter agreement dated July 9, 1997 between Shiva
             Corporation and James F. Finucane regarding offer of
             employment and compensation as Senior Vice President,
             Engineering.

10.2         Letter agreement dated August 27, 1997 Between Shiva
             Corporation and Michael J. Duffy regarding offer of employment and compensation as Senior Vice President, Worldwide Sales.

10.3         Promissory Note dated September 8, 1997 between Shiva
             Corporation and James L. Zucco, Jr.

11.0 Statement of Computation of Earnings per share included herein on page 16.

27.0         Financial Data Schedule.

                                    16