Form 10-K
period 1998-01-03
SHIVA CORP
filed 1998-03-27
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K
   (Mark One)
     / X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January 3, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from         to
                                           -------    -------
                     Commission File Number 0-24918
                                            -------
                          SHIVA CORPORATION
         (Exact name of registrant as specified in its charter)

         Massachusetts                         04-2889151
         -------------                         ----------
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)

                   28 Crosby Drive, Bedford, MA 01730
     (Address of principal executive offices, including Zip Code)

                             (781) 687-1000
         (Registrant's telephone number, including area code)
                -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $280,236,069 based on the closing price of the Common Stock on the Nasdaq Stock Market on January 30, 1998.
The number of shares outstanding of the registrant's Common Stock as of January 30, 1998 was 29,692,315.

                   DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of the registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held June 18, 1998 are incorporated by reference into Part III hereof.
2.   Portions of the registrant's 1997 Annual Report to
Stockholders for the fiscal year ended January 3, 1998 are incorporated by reference into Parts I, II and IV hereof.

Shiva, Shiva with design (the company logo), NetModem, NetModem/E, NetBridge, NetSerial, TeleBridge, Hublet, LanRover, LanRover Access Switch, AirSoft, ShivaPPP, ShivaIntegrator, ShivaPort, PowerBurst, WebRover and EtherGate are registered trademarks of Shiva Corporation. Shiva Connects, VantagePath, ShivOS, Tariff Management, ShivaRemote, Shiva AccessPort, ISSAK, Remote-Centric and DIAT are trademarks of Shiva Corporation. All other trademarks belong to their respective companies.

                                   PART I

ITEM 1.     Business

General

Shiva Corporation (the "Company") is a leader in the design, development, manufacture and sale of hardware and software products that enable remote connectivity to enterprise networks from locations having access to analog or digital telephone service or a connection to a public data network such as the Internet. Founded in 1985 as a Massachusetts corporation, the Company has applied its expertise in internetworking, personal computer ("PC") software and telephony to pioneer the "remote node" approach to remote network access. Shiva's remote access solutions enable a remote PC to access an existing network as a fully functional network node, thereby allowing users to access network resources from their remote PCs as if they were directly connected to their corporate network. Shiva servers enable users to connect to computing resources from home, while traveling, or as part of a branch office or multi-user worksite.

The Company offers a full line of remote access solutions, technical training and services supporting telecommuters and remote offices to large enterprise networks and to the ISPs and Carriers providing remote access to the public data networks.
The enterprise-based remote access servers, such as the LanRover Access Switch(R), LanRover(R) and ShivaIntegrator(R) product families, enable network managers of large networks to link telecommuters, mobile professionals and branch offices with dial-in access to Local Area Networks ("LANs") offering either remote node PC-to-LAN connections or LAN-to-LAN dial up connections through both public and private telephone networks. The Company's technology also provides LAN-based users the ability to make dial-out connections from the desktop to the Internet or other on-line services. Network managers can control and manage remote user access into the enterprise-based servers with the Shiva AccessManager security and accounting solution. Shiva AccessManager is a Windows-based application that provides comprehensive, centralized and cost-effective remote access management. For the remote office and smaller branch, the Company provides the Shiva AccessPort(TM) ISDN client router and the NetModem(R) server, as well as ShivaRemote(TM) client software and PowerBurst(R) remote node acceleration software for enhanced performance. The Company also offers other communications products, such as the ShivaPort(TM) product family of communications servers, that permit users to connect terminals, printers, modems and other serial devices to Ethernet networks. The Company markets its products in domestic and international markets through indirect distribution channels to reach a wide range of customers.

In February 1998, the Company announced the execution of a definitive agreement to acquire the majority of the assets of privately-held Isolation Systems, Limited ("Isolation"), an Ontario corporation, for approximately US$37 million in cash, subject to closing adjustments (the "Isolation Acquisition"). Isolation is a leading developer of virtual private network ("VPN") hardware and software solutions, which have been in production shipment since April 1997. Isolation's InfoCrypt(TM) network gateway integrates tunneling, firewall, X.509 digital certificate authentication, encryption and key management into a single, high-performance solution.

Certain information contained herein, and information provided by the Company or statements made by its employees from time to time, may contain "forward-looking" information which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, market acceptance of the Company's products, the development of competitive products, limitations on financial and other resources required to engage in product development activities or to acquire or license third party technology, factors adversely affecting the demand for, or use of, the Company's products and other factors described herein. The Company believes that factors affecting the ability of the Company's products to achieve broad market acceptance include, but are not limited to, product performance, price, ease of adoption and displacement of existing approaches. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results."

Products

Remote Access Products

The LanRover Access Switch Product Family
The LanRover Access Switch is a high-capacity remote access concentrator that brings LanRover functionality to a cooperative multiprocessing architecture with industry standard high-speed buses and extensive call control capabilities. Designed to support over one hundred sessions, it addresses the needs of corporate enterprises, Carriers, and ISPs. The LanRover Access Switch supports the following major remote networking functionality including single user dial-in, dial-out for LAN based users, and LAN-to-LAN routing for branch and home office connectivity over T1, E1, T1/E1 PRI or 56kbps modems. In 1997, the Company introduced the LanRover D56. The LanRover D56 can support up to 30 analog and digital sessions at speeds of up to 64kbps over ordinary analog lines. The LanRover Access Switch offers extensive management and accounting capabilities via Shiva Net Manager(TM) or Shiva Net Manager for UNIX, as well as support for a range of security options including centralized security and third party security such as TACACS and TACACS+, RADIUS, Security Dynamics, Vasco and Axent Technologies.

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

In 1997, the Company introduced the LanRover XP/16. The LanRover XP/16 is a fixed-port, higher density (16-port) V.34 modem configuration of the LanRover/E and LanRover/E PLUS products.
The LanRover/E and LanRover/E PLUS products are available for Ethernet or Token Ring environments in 4 or 8 asynchronous serial port configurations. The LanRover/PLUS, also available for Ethernet or Token Ring networks, is a modular remote access server that supports up to eight V.34 modems, ISDN BRI, or high speed asynchronous serial modules (or any combination of these three).

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

The ShivaIntegrator Product Family
ShivaIntegrator is a family of ISDN remote access systems that combine on-demand ISDN networking with a host of Tariff Management features designed to save on phone charges. The ShivaIntegrator 150 is a branch office router with one serial line interface that supports frame relay and one Basic Rate ISDN interface for connection to the central site or other branch offices. The ShivaIntegrator 500 is a central site concentrator which supports Primary Rate ISDN and provides up to 90 simultaneous connections to remote locations and V.35 interface for leased line connections.

Shiva AccessManager
The Shiva AccessManager is a standards-based security and accounting solution that allows large enterprises, Internet Service Providers, and Carriers to control and manage remote user access. The Shiva AccessManager is a protocol-independent authentication, authorization and accounting solution for Windows NT, Windows 95 and Windows 3.11 environments. The Shiva AccessManager can act as a proxy client for multiple user list servers including various UNIX platforms, Microsoft NT Domains, Novell Netware Bindery and Novell Network Directory Services. It is interoperable with RADIUS/TACACS compliant network access servers and a wide variety of third party network security servers such as Security Dynamics, Vasco and Axent Technologies. It provides a standards-based (ODBC) database interface that allows detailed accounting data to be stored and manipulated to generate user specific billing/charge-back reports. These reports can provide organizations with detailed cost analyses that can be supported by graphical management statistics and allow network and business managers to view utilization and trends.

In fiscal 1997, 1996 and 1995, revenues from remote access products were approximately $130,413,000, $174,084,000 and $83,924,000, respectively, or 90%, 87% and 71% of revenues, respectively.

Other Communications Products

The Company also develops and sells other communications products including the ShivaPort product family and Appletalk products. ShivaPort is a high-performance multi-protocol communications server for Ethernet networks, available in 8, 16, or 32 port configurations. ShivaPort products permit users to connect large numbers of terminals, printers, modems and other serial devices to a LAN. ShivaPort provides simple terminal access, security, printing and network management features. The Appletalk products are designed to meet a variety of LAN communications needs of Macintosh users.

In fiscal 1997, 1996 and 1995, revenues from communications products were approximately $6,805,000, $16,847,000 and $24,061,000, respectively, or 5%, 8% and 20% of revenues, respectively.

Foreign and Domestic Operations and Export Sales

The required information may be found under Note 12 of the Notes to Consolidated Financial Statements and under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in the Company's Annual Report to Stockholders for the fiscal year ending January 3, 1998 (the "1997 Annual Report to Stockholders"), portions of which are filed as an exhibit hereto, and is incorporated herein by reference.

Markets and Customers

During 1997, the Company continued to see a split in the use of remote access in private and public networks. The private networks market, consisting of corporations and governmental agencies, and the public market, consisting of Carriers and Internet Service Providers ("ISP's"), have different requirements for the type of products and services required, and each is characterized by different competitive environments. The private sector is characterized by the need for greater breadth of protocol and operating systems support, greater network management resources and more intensive hourly usage over a concentrated period of time than the public sector. Shiva's major competition in this segment are Cisco, 3Com and Bay Networks. By contrast, the public sector is characterized by higher call volumes, continuous operation and limited network management staff thereby requiring more support from Shiva. The major competitors in this segment are Ascend, 3Com and Cisco.

Competition

Competitive factors in both the private and public segment of the remote access market include breadth of product features, product quality and functionality, marketing and sales resources and customer service and support. In 1997, price became a more significant competitive factor for the public network access market and at the high-end of the private network access arena.

Many of the Company's current and potential competitors have greater financial, marketing, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with current or new competitors. In addition, since the lower end segments of both markets have numerous competitors, the Company's market share may decline in the event any one or several of its competitors expands its existing market share. Increased competition could have a material adverse effect on the Company's business.

Sales and Marketing

The Company markets its products through numerous indirect distribution channels worldwide, including distributors, value-added resellers and OEM strategic partners. The Company actively supports its indirect channel marketing partners with its own sales and marketing organization whose role is to stimulate primary demand and ensure adequate training and sales support. The Company conducts its North American sales and marketing activities from its principal office in Bedford, Massachusetts, as well as from four other North American sales offices. In international markets, the Company markets its products through its Wokingham, United Kingdom office as well as field sales offices in France, Germany, Sweden, South Africa, Singapore, Australia, Japan, Hong Kong, Brazil, Colombia, Canada and the Netherlands and through distributors and resellers in many European countries, South America, Asia, Africa and the Pacific Rim.

Since 1995, the Company has been party to a strategic relationship with Northern Telecom Limited ("Nortel"), a major telecommunications equipment company. The relationship has evolved over time with the most current version refocusing on an OEM-type model with development services and product purchase commitments by Nortel for Nortel Rapport branded versions of certain of the Company's products. Rapport products provide solutions for ISPs and other telecommunications companies and include the LanRover Access Switch product family, the LanRover Remote Access Server product family and the Shiva AccessPort product family. In addition the Rapport line includes a product currently in development by the Company, the VantagePath Remote Access Concentrator, which Nortel has announced plans to market as the Rapport Carrier Access Switch. In fiscal 1997 and 1996, sales to Nortel accounted for 16% and 14%, respectively, of the Company's total revenues.

Under the terms of a new amendment with Nortel signed on February 27, 1998, and effective until March 20, 2000, Nortel will purchase minimum quarterly amounts of the Company's products up to a minimum aggregate amount that will be $40,000,000 or $55,000,000, depending upon the occurrence of certain contract conditions. There can be no assurance that Nortel will purchase in excess of the minimum amount or that the Company will be able to fulfill such orders from Nortel and thus recognize the revenue associated with such orders in a linear fashion over the contract term. Non-linear order patterns from Nortel could cause material fluctuations in the Company's quarterly financial results. In addition, the Company will receive professional services revenue during the first two quarters of fiscal 1998 related to the development of carrier class remote access technology. There is no obligation on the part of Nortel to contract for additional such development or for the Company to provide such services beyond the second quarter of fiscal 1998.

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

Customer Service and Support

The Company believes that a high level of user support is essential to achieving customer satisfaction. The majority of the Company's service and support activities historically have been related to software and network configuration issues, which are provided by telephone and on-line access to and from the Company's principal offices. With the market acceptance of the LanRover Access Switch, installation, on-site maintenance and deployment services have become increasingly important to ensure successful implementations of the product at customer sites. The Company also provides technical support and training to channel and strategic partners. The Company provides a one-year warranty on its hardware products and a ninety day software media warranty. After the expiration of the hardware warranty period, the Company provides hardware repair services on a fee basis. Software upgrades are also available for purchase on a fee basis. Both hardware repairs and software upgrades may be purchased as part of a comprehensive support program as well. Comprehensive support programs provide toll-free telephone support lines, overnight exchange of products, on-site hardware maintenance, and free or discounted hardware and software revisions and upgrades. In addition, the Company provides on-line services that are used to distribute technical advice and software updates. On-line services include a fax back service and an electronic mail access service, as well as ISSAK(TM), which is the Company's technical knowledge base.

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

In 1997, the Company completed development of the LanRover D56, a 30-port server supporting speeds of up to 64kbps, the LanRover XP/16, a 16-port version of the Company's LanRover product, and a 56kbps module for the LanRover Access Switch product family. The Company incorporated frame relay support into its ShivOs operating system servicing Shiva servers, and VPN enhancements, including L2F. In addition, the Company continued to work with Nortel in the development of the VantagePath Access Concentrator/Rapport Carrier Access Switch, a 256-port Carrier Class product, however development of this product has not been completed at this time. The Company is also focusing its development efforts on additional remote access and telecommuter needs and providing access to switched digital services. Certain of these emerging digital services are already supported by the Company's current product design.

With the Isolation Acquisition, the Company will augment its technology portfolio with additional virtual private network ("VPN") capabilities. Isolation's InfoCrypt network gateway integrates tunneling, firewall, X.509 digital certificate authentication, encryption and key management.

The Company's success depends upon its ability to enhance and expand its existing products, and to develop new products in a timely manner that will achieve market acceptance. To meet the challenges of rapidly changing technology, the Company has invested and expects to continue to invest heavily in the development of new products and core technologies; however, there can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards or developments. The Company's business would be adversely affected if the Company were to incur significant delays or were to be unsuccessful in developing new products or enhancements, or if any such products or enhancements did not gain market acceptance.

In fiscal 1997, 1996 and 1995, the Company's research and development expenditures were approximately $25,545,000, $23,186,000 and $14,787,000, respectively, or 18%, 12% and 12% of revenues, respectively. Customer-funded development fees reimbursed to the Company, which are reflected as an offset to research and development expenses, were approximately $6,664,000, $1,718,000 and $955,000, respectively for fiscal 1997, 1996 and
1995.

Manufacturing

The Company uses three principal subcontractors, Benchmark Electronics - Hudson Division, Solectron Scotland Limited and Avex Electronics, for the manufacture of substantially all of its products. The Company's internal manufacturing operation, which iss, located in Bedford, Massachusetts, consists primarily of material planning, procurement, final assembly and test, quality assurance and distribution. The Company's products undergo automated testing, comprehensive quality audits, functional testing, and environmental stress screening to ensure quality and reliability.

The Company's manufacturing strategy is to optimize cost, quality, delivery and flexibility to the Company's customer base through a leveraged external manufacturing model. This strategy allows capacity increases while avoiding the capital investment required to establish and maintain additional manufacturing facilities. The Company believes that this strategy allows it to focus its resources on product design, quality assurance, marketing, and customer support. Although the Company believes that new suppliers could be evaluated and integrated in a relatively short period of time, this strategy could lead to short-term product supply interruptions and could have an adverse effect on the Company.

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

Intellectual Property

Although the Company believes that its continued success will depend primarily on its continuing innovation, sales, marketing and technical expertise, product support and customer relations, the Company believes it also needs to protect the proprietary technology contained in its products. The Company relies primarily on a combination of patent, copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The Company has applications pending for six United States patents and owns one United States patent relating to remote user network access that expires in 2014. The Company typically enters into confidentiality and/or license agreements with its employees, strategic technology partners, indirect channel marketing partners, customers and suppliers and limits access to and distribution of its proprietary information.

There can be no assurance that these protections will be adequate to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products. Any such assertion could require the Company to incur significant legal costs, pay damages, develop non-infringing technology and acquire licenses to the technology that is the subject of asserted infringement resulting in product delays or increased costs.

Employees

At January 3, 1998, the Company employed 610 individuals on a full-time basis. Of these, 180 were involved in engineering, 290 in sales, marketing and customer support, 49 in manufacturing and 91 in administration, finance and strategic planning. The Company has no collective bargaining agreement with its employees. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements.

Competition for technical personnel in the Company's industry is intense. The Company believes that its future success will depend on its continued ability to attract and retain qualified personnel.

Executive Officers

The executive officers of the Company as of March 14, 1998, are as follows:

   Name                  Age  Position
   --------------------- ---- ----------------------------------
   James L. Zucco, Jr.   47   President, Chief Executive Officer
                              and Chairman of the Board of
                              Directors

   James F. Finucane     49   Senior Vice President, Research and
                              Development

   Michael J. Duffy      40   Senior Vice President, Worldwide
                              Sales and Marketing

   Robert P. Cirrone     51   Senior Vice President, Finance and
                              Administration, and Chief Financial
                              Officer

Mr. Zucco has served as a director of the Company since May 1997 and as Chairman of the Board since February 1998. Mr. Zucco was appointed Chief Operating Officer and President of the Company in April 1997, and was appointed Chief Executive Officer in October 1997. Prior to joining the Company, Mr. Zucco was President, Network Communication Software at Lucent Technologies from February 1997 to April 1997 and was previously Vice President and General Manager, Network Systems North America Carrier Business since February 1996. From January 1995 to February 1996 Mr. Zucco served as Vice President and General Manager of AT&T Advanced Network Applications at AT&T Business Communications Services. Mr . Zucco was Chief Information and Chief Technology Officer at AT&T Business Communications Services from November 1993 to January 1995. Mr. Zucco served as Senior Vice President at MCI Communications Corporation from February 1991 to November 1993.

Mr. Finucane joined the Company as Senior Vice President, Research and Development in July 1997. Prior to joining the Company, Mr. Finucane was Vice President of Internet Services Division at AT&T Labs from December 1995 to July 1997. From September 1995 to December 1995, Mr. Finucane served as Vice President of Computer Science Research in the Network Computing Division of Bell Laboratories. Mr. Finucane was Director of Product and Service Architecture at AT&T Business Communications Services from January 1994 to August 1995. From May 1985 to December 1993, Mr. Finucane was Senior Manager and Advisory Engineer at MCI Communications Corporation.

Mr. Duffy joined the Company as Senior Vice President, Worldwide Sales in August 1997. Prior to joining the Company, Mr. Duffy was Vice President, Sales and Marketing, at GTE Internetworking Services (BBN) from February 1996 to September 1997. From May 1995 to February 1996, Mr. Duffy was Vice President, North American Operations, at Intersolv, Inc., a provider of open/client server software solutions. Mr. Duffy was Executive Vice President at Software 2000, Inc. from March 1993 to January 1995. Mr. Duffy also served as Software 2000's Vice President, Sales and Marketing, from January 1990 to March 1993.

Mr. Cirrone joined the Company as Senior Vice President, Finance and Administration, and Chief Financial Officer in December 1997. Prior to joining the Company, Mr. Cirrone was Vice President, Finance, Internal Audit at Sun Microsystems, Inc., from August 1997 to December 1997. From December 1996 to July 1997, Mr. Cirrone was Vice President, Operations and Chief Quality Officer at SunExpress Inc., a wholly owned subsidiary of Sun Microsystems, Inc. Mr. Cirrone was also Sun Express's Director of Finance, Planning and Administration, from November 1991 to November 1996.

Executive officers of the Company are elected by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among any of the executive officers of the Company.

ITEM 2.     Properties

The Company's principal offices are located in Bedford, Massachusetts in a facility of approximately 117,139 square feet under a lease that expires in February 2006. The Company also leases approximately 51,000 square feet in Bedford for its manufacturing and sales training operations under a lease which expires in September 2003. The Company's primary
European operations are located in a facility it owns consisting of approximately 35,000 square feet in Edinburgh, United Kingdom. The Company also leases sales offices in New York, Washington, Illinois, Georgia, California, Canada, Colombia, France, Italy, Australia, South Africa, the United Kingdom, Germany, Japan, Hong Kong, the Netherlands, Sweden, and Singapore. The Company believes that its facilities are well maintained and in good operating condition, and are adequate to meet its anticipated level of operations through 1998, at minimum.

ITEM 3.     Legal Proceedings

Certain information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal
Proceedings" appearing in the 1997 Annual Report to Stockholders, and is incorporated herein by reference.


ITEM 4.     Submission Of Matters To Vote Of Security Holders

None

                              PART II

ITEM 5.     Market For The Company's Common Equity And Related
            Stockholder Matters

Certain information required by this item may be found in the section captioned "Quarterly Financial Information" appearing in the 1997 Annual Report to Stockholders, and is incorporated herein by reference. The Company sold no unregistered securities in the fourth quarter of fiscal 1997.

ITEM 6.     Selected Financial Data

Information required by this item may be found in the section captioned "Shiva Corporation Financial Highlights" appearing in the 1997 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.     Management's Discussion And Analysis Of Financial
            Condition And Results Of Operations

Information required by this item may be found in the 1997 Annual
Report to Stockholders in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and is incorporated herein by reference.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market
           Risk

Not applicable.

ITEM 8.     Financial Statements And Supplementary Data

Information with respect to this item may be found in the 1997
Annual Report to Stockholders, and is incorporated herein by reference and indexed by reference under Item 14(a)(1) below.

ITEM 9.     Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure

None.

                          PART III

ITEM 10.    Directors And Executive Officers Of The Company

Information with respect to Directors of the Company may be found in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Company" in Part I of this report. Information relating to delinquent filings of Forms 3, 4 or 5 by an executive officer or director or beneficial owner of more than 10% of the shares of common stock of the Company may be found under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended January 3, 1998.

ITEM 11.    Executive Compensation

Information required by this item may be found under the captions
"Compensation of Directors" and "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.    Security Ownership Of Certain Beneficial Owners And
            Management

Information required by this item may be found under the caption
"Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships And Related Transactions

Information required by this item may be found under the caption
"Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                         PART IV

ITEM 14.    Exhibits, Financial Statement Schedules And Reports
            On Form 8-K

(a) (1)        Consolidated Financial Statements.
               ----------------------------------
The following consolidated financial statements and the Report of Independent Accountants are included in the Company's 1997 Annual
Report to Stockholders and are incorporated herein by reference.

    Report of Independent Accountants for the years ended January
      3, 1998, December 28, 1996 and December 30, 1995
    Consolidated Balance Sheet as of January 3, 1998 and December
      28, 1996
    Consolidated Statement of Operations for the years ended
      January 3, 1998, December 28, 1996 and December 30, 1995 Consolidated Statement of Changes in Stockholders Equity for
      the years ended January 3, 1998, December 28, 1996 and
      December 30, 1995
    Consolidated Statement of Cash Flows for the years ended
       January 3, 1998, December 28, 1996 and December 30, 1995 Notes to Consolidated Financial Statements

The Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(a) (2)   Financial Statement Schedules.
          ------------------------------
                                                      Page
          Schedule I   Report of Independent
                       Accountants on Financial
                       Statement Schedule             S-1
          Schedule II  Valuation and Qualifying
                       Accounts                       S-2

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

(a) (3)        List of Exhibits.
               ----------------   The following exhibits are
filed as part of, or incorporated by reference into, this report on Form 10-K:


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

10.2     Amended and Restated 1988 Stock Plan, as amended. (3)(6)

10.3     1994 Non-Employee Director Stock Option Plan. (1)(6)

10.4     1994 Employee Stock Purchase Plan. (1)(6)

10.5     1997 Stock Incentive Plan (6)

10.6 Employment Agreement dated September 15, 1994 by and between the Company and Frank A. Ingari. (1)(6)

10.7     Incentive and Non-Qualified Stock Option Agreement dated
         October 19, 1993 between the Company and Frank A.
         Ingari. (1)(6)

10.8 Promissory Note dated December 22, 1997 by and between the Company and Frank A. Ingari. (6)

10.9 Letter Agreement dated April 28, 1997 by and between the Company and James L. Zucco, Jr., regarding offer of employment as President and Chief Operating Officer and compensation. (6) (9)

10.10 Promissory Note dated September 8, 1997 by and between the Company and James L. Zucco, Jr. (6) (10)

10.11    Letter Agreement dated July 9, 1997  by and between the
         Company and James F. Finucane, regarding offer of employment and compensation as Senior Vice President, Engineering. (6) (10)

10.12 Letter Agreement dated August 27, 1997 by and between the Company and Michael J. Duffy, regarding offer of employment and compensation as Senior Vice President, Worldwide Sales. (6) (10)

10.13    Letter Agreement dated December 18, 1997  by and between
         the Company and Robert P. Cirrone regarding offer of
         employment and compensation as Senior Vice President,
         Finance and Administration and Chief Financial Officer.
         (6)

10.14 Agreement and General Release dated October 24, 1997 by and between the Company and Jean-Pierre Boespflug. (6)

10.15    Agreement dated March 21, 1997 between the Company and
         Northern Telecom Limited ("Nortel"). (2) (11)

10.16 Lease by and between Beacon Properties, L.P., Landlord and the Company Tenant, ("Beacon Lease") dated September
         5, 1995. (4)

10.17    Amendment #1 to the Beacon Lease, dated October 23, 1995
        (8)

10.18    Amendment #2 to the Beacon Lease, dated January 17,1996
         (8)

10.19    Lease by and between Walford Company c/o Bernard H.
         Kayden, Landlord, and the Company, Tenant, ("Walford
         Lease") dated May 24, 1996 (7)

11.1     Statement re:  Computation of Per Share Earnings

13.1     Certain portions of the Company's 1997 Annual Report to
         Stockholders that have been incorporated herein by reference.

21.1     Subsidiaries of the Company.

23.1     Consent of Price Waterhouse LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule
-------------------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-84884)
 (2) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the first quarter 1997.
 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-94134)
 (4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97216)
 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-602)
 (6)  Indicates a management contract or any compensatory plan or arrangement
 (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for second quarter 1996.
 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year 1995.
 (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the second quarter 1997
 (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the third quarter 1997
 (11) Confidential treatment granted as to certain portions.
 ----------------------------------------------------

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated February 20, 1998 pursuant to the Item 5 thereof, reporting the Company's announcement of the execution of a definitive agreement to acquire the majority of the assets of privately-held Isolation Systems, Limited, an Ontario corporation, for approximately US$37 million in cash, subject to closing adjustments.

PAGE

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIVA CORPORATION


By:  /s/ James L. Zucco, Jr.       By: /s/ Robert P. Cirrone
        ------------------            ---------------------
     James L. Zucco, Jr.              Robert P. Cirrone
     President and Chief Executive    Senior Vice President,
     Officer                          Finance and Administration,
     (Principal Executive Officer)    Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


NAME                      TITLE                   DATE
----                      -----                   ----

/s/ James L. Zucco, Jr.
-------------------                               March 25, 1998
James L. Zucco, Jr.       Director

/s/ David C. Cole
-------------------
David C. Cole             Director                March 25, 1998

-------------------
L. John Doerr             Director                March 25, 1998

/s/ Richard J. Egan
-------------------
Richard J. Egan           Director                March 25, 1998

-------------------
Henry F. McCance          Director                March 25, 1998

-------------------
Paul C. O'Brien           Director                March 25, 1998

/s/ David B. Yoffie
-------------------
David B. Yoffie           Director                March 25, 1998

                                                      Schedule I

                    Report of Independent Accountants on
                       Financial Statements Schedule
                    -------------------------------------

To the Stockholders and Board of Directors of Shiva Corporation:

Our audits of the consolidated finanacial statements referred to in our report dated January 27, 1998, except as to Note 16 which is as of February 19, 1998, appearing in the 1997 Annual Report to Shareholders of Shiva Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Boston, Massachusedtts
January 27, 1998, except
as to Note 16 which is
as of February 19, 1998

                                                      Schedule II

                                    SHIVA CORPORATION
                           VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------------------
                                  Column A                        Column B   Column C    Column D   Column E    Column F
---------------------------------------------------------------------------------------------------------------------------
                                                                  Balance    Charged to  Charged                Balance
For the Period                                                    Beginning  Costs and   to Other               at End
   Ended                       Classification                     of Period  Expenses    Accounts   Deductions  of Period
--------------------------------------------------------------------------------------------------------------------------

December 30, 1995   Allowance for doubtful accounts and returns   $ $3,963   $  7,731    $   (22)   $  (6,421)  $  5,252

December 28, 1996   Allowance for doubtful accounts and returns   $  5,252   $ 14,993    $    80    $  (9,977)  $ 10,347

January 3, 1998     Allowance for doubtful accounts and returns   $ 10,347   $ 23,213    $   (94)   $ (25,428)  $  8,037
--------------------------------------------------------------------------------------------------------------------------

                                    SHIVA CORPORATION
                           DEFERRED TAX ASSET VALUATION ALLOWANCE
---------------------------------------------------------------------------------------------------------------------------
                                   Column A                       Column B   Column C    Column D   Column E    Column F
----------------------------------------------------------------------------------------------------------------------------

                                                                  Balance    Charged to  Charged                Balance
For the Period                                                    Beginning  Costs and   to Other               at End
   Ended                       Classification                     of Period  Expenses    Accounts   Deductions  of Period
---------------------------------------------------------------------------------------------------------------------------
December 30, 1995   Deferred tax asset valuation allowance        $  4,125   $   730     $  3,076   $  (1,400)  $  6,531

December 28 ,1996   Deferred tax asset valuation allowance        $  6,531   $   -       $   -      $  (5,673)  $    858

January 3, 1998     Deferred tax asset valuation allowance        $    858   $   -       $   -      $    -      $    858

---------------------------------------------------------------------------------------------------------------------------

                        INDEX TO EXHIBITS

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

10.2     Amended and Restated 1988 Stock Plan, as amended. (3)(6)

10.3     1994 Non-Employee Director Stock Option Plan. (1)(6)

10.4     1994 Employee Stock Purchase Plan. (1)(6)

10.5     1997 Stock Incentive Plan (6)

10.6 Employment Agreement dated September 15, 1994 by and between the Company and Frank A. Ingari. (1)(6)

10.7     Incentive and Non-Qualified Stock Option Agreement dated
         October 19, 1993 between the Company and Frank A.
         Ingari. (1)(6)

10.8 Promissory Note dated December 22, 1997 by and between the Company and Frank A. Ingari. (6)

10.9 Letter Agreement dated April 28, 1997 by and between the Company and James L. Zucco, Jr., regarding offer of employment as President and Chief Operating Officer and compensation. (6) (9)

10.10 Promissory Note dated September 8, 1997 by and between the Company and James L. Zucco, Jr. (6) (10)

10.11    Letter Agreement dated July 9, 1997  by and between the
         Company and James F. Finucane, regarding offer of employment and compensation as Senior Vice President, Engineering. (6) (10)

10.12 Letter Agreement dated August 27, 1997 by and between the Company and Michael J. Duffy, regarding offer of employment and compensation as Senior Vice President, Worldwide Sales. (6) (10)

10.13    Letter Agreement dated December 18, 1997  by and between
         the Company and Robert P. Cirrone regarding offer of
         employment and compensation as Senior Vice President,
         Finance and Administration and Chief Financial Officer.
         (6)

10.14 Agreement and General Release dated October 24, 1997 by and between the Company and Jean-Pierre Boespflug. (6)

10.15    Agreement dated March 21, 1997 between the Company and
         Northern Telecom Limited ("Nortel"). (2) (11)

10.16 Lease by and between Beacon Properties, L.P., Landlord and the Company Tenant, ("Beacon Lease") dated September
         5, 1995. (4)

10.17    Amendment #1 to the Beacon Lease, dated October 23, 1995
         (8)

10.18    Amendment #2 to the Beacon Lease, dated January 17, 1996
         (8)

10.19    Lease by and between Walford Company c/o Bernard H.
         Kayden, Landlord, and the Company, Tenant, ("Walford
         Lease") dated May 24, 1996 (7)

11.1     Statement re:  Computation of Per Share Earnings

13.1     Certain portions of the Company's 1997 Annual Report to
         Stockholders that have been incorporated herein by reference.

21.1     Subsidiaries of the Company.

23.1     Consent of Price Waterhouse LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule
-------------------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-84884)
 (2) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the first quarter 1997.
 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-94134)
 (4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97216)
 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-602)
 (6)  Indicates a management contract or any compensatory plan or arrangement
 (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for second quarter 1996.
 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year 1995.
 (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the second quarter 1997
 (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the third quarter 1997
 (11) Confidential treatment granted as to certain portions.
 ----------------------------------------------------