Form 10-K/A
period 1998-01-03
SHIVA CORP
filed 1998-04-09
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A

                     Amendment No. 1 to Form 10-K
   (Mark One)
     / X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January 3, 1998

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

                           EXPLANATORY NOTE

This Form 10-K/A of Shiva Corporation is filed solely to file an amended version of Exhibit 23.1.


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

Date:  April 9, 1998                 SHIVA CORPORATION
                                     (Registrant)

                                     By: /s/ Robert P. Cirrone
                                         ---------------------
                                         Robert P. Cirrone
                                         Senior Vice President
                                         Finance and Administration
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

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