Form 10-Q
period 1998-04-04
SHIVA CORP
filed 1998-05-19
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

  (Mark One)
     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended April 4, 1998

     / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from      to
                                             ----    ----
                   Commission File Number 0-24918
                                          -------

                          SHIVA CORPORATION
       (Exact name of registrant as specified in its charter)


         Massachusetts                         04-2889151
   (State or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)

                   28 Crosby Drive, Bedford, MA 01730
     (Address of principal executive offices, including Zip Code)

                             (781) 687-1000
         (Registrant's telephone number, including area code)

                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO
           ---    ---

The number of shares outstanding of the registrant's Common Stock as of April 4, 1998 was 30,301,804.

                          SHIVA CORPORATION

                                INDEX
                                -----

Part I          Financial Information

      Item 1    Consolidated Financial Statements

                Consolidated Balance Sheet
                April 4, 1998 and January 3, 1998

                Consolidated Statement of Operations
                Three months ended April 4, 1998 and
                March 29, 1997

                Consolidated Statement of Cash Flows
                Three months ended April 4, 1998 and
                March 29, 1997

                Notes to Consolidated Financial Statements

      Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

Part II         Other Information

      Item 1    Legal Proceedings

      Item 6    Exhibits and Reports on Form 8-K

Signature

                          SHIVA CORPORATION
                     Consolidated Balance Sheet
              (in thousands, except share related data)
                                           April 4,   January 3,
                                            1998         1998
                                          ---------   ---------
                                         (unaudited)
Assets
Current assets:
 Cash and cash equivalents                 $ 23,942    $ 58,915
 Short-term investments                      46,040      36,868
 Accounts receivable, net of allowances
  of $9,203 at April 4, 1998 and $8,037
  at January 3, 1998                         20,012      23,169
 Inventories                                 10,844      14,058
 Deferred income taxes                        8,683       8,683
 Prepaid expenses and other current assets    2,139       2,369
                                           --------    --------
   Total current assets                     111,660     144,062
 Property, plant and equipment, net          25,644      26,093
 Deferred income taxes                       20,456       8,840
 Other assets                                 7,409       3,251
                                           --------    --------
   Total assets                            $165,169    $182,246
                                           ========    ========
Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt and
  capital lease obligations                $      8    $    118
 Accounts payable                             8,129       9,258
 Accrued expenses                            23,914      22,304
 Deferred revenue                            10,729       4,068
                                           --------    --------
   Total current liabilities                 42,780      35,748

 Deferred income taxes                          561         554
                                           --------    --------
   Total liabilities                         43,341      36,302
                                           ========    ========
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000
  shares authorized at April 4, 1998 and
  January 3, 1998, none issued                  -           -
 Common stock, $.01 par value; 100,000,000
  shares authorized, 30,301,804 and 29,605,848
  shares issued and outstanding at April 4,
  1998 and January 3, 1998, respectively        303         296
 Additional paid-in capital                 153,949     153,036
 Treasury stock at cost                      (1,307)        -
 Unrealized gain on investments                  89         110
 Cumulative translation adjustment             (139)       (308)
 Retained earnings (accumulated deficit)    (31,067)     (7,190)
                                           --------    --------
   Total stockholders' equity               121,828     145,944
                                           --------    --------
   Total liabilities and stockholders'
    equity                                 $165,169    $182,246
                                           ========    ========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                         SHIVA CORPORATION
                Consolidated Statement of Operations
                (in thousands, except per share data)
                             (unaudited)
                                          Three months ended
                                       ------------------------
                                       April 4,       March 29,
                                        1998            1997
                                       --------       ---------
Revenues:
  Product                              $ 29,816       $ 25,368
  Service                                 8,174          1,541
  Royalty                                    41          4,250
                                       --------       --------
  Total revenues                         38,031         31,159
                                       --------       --------
Cost of revenues:
  Product                                13,355         20,087
  Service                                 5,194          1,552
                                       --------       --------
  Total cost of revenues                 18,549         21,639
                                       --------       --------
Gross profit                             19,482          9,520
                                       --------       --------
Operating expenses:
  Research and development                4,580          5,961
  Selling, general and administrative    14,808         17,898
  In-process research and development    34,500            -
  Restructuring expenses                  1,630            -
                                       --------       --------
  Total operating expenses               55,518         23,859
                                       --------       --------
Loss from operations                    (36,036)       (14,339)

Interest income                           1,123            962
Interest and other expense                 (200)          (122)
                                       --------       --------
Loss before income taxes                (35,113)       (13,499)
Income tax benefit                      (11,236)        (5,129)
                                       --------       --------
Net loss                               $(23,877)      $ (8,370)
                                       ========       ========
Net loss per share -
  basic and diluted                    $  (0.80)      $  (0.29)
                                       ========       ========
Shares used in computing net loss
  per share - basic and diluted          29,854         28,972
                                       ========       ========

             The accompanying notes are an integral part
              of the consolidated financial statements.


                          SHIVA CORPORATION
                 Consolidated Statement of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                           (in thousands)
                                          Three Months Ended
                                       ------------------------
                                       April 4,       March 29,
                                         1998            1997
                                       --------       ---------
Cash flows from operating activities
  Net loss                             $(23,877)      $ (8,370)
  Adjustments to reconcile net
   loss to net cash provided (used)
   by operating activities:
   In-process research and development   34,500              -
   Depreciation and amortization          2,937          2,235
   Deferred income taxes                (11,248)             -
   Changes in assets and liabilities,
    net of effects of acquisition:
    Accounts receivable                   3,496         14,901
    Inventories                           3,305          1,302
    Prepaid expenses and other current
     assets                                 301         (5,277)
    Accounts payable                     (1,814)        (3,389)
    Accrued expenses                      1,364         (3,044)
    Deferred revenue                      6,656            119
    Other long term liabilities               -            (10)
                                       --------       --------
   Net cash provided (used)
    by operating activities              15,620         (1,533)
                                       --------       --------
Cash flows from investing activities
  Purchases of property, plant and
   equipment                             (1,617)        (3,015)
  Payments for acquisition              (38,821)             -
  Capitalized software development costs    (88)          (155)
  Purchases of short-term investments   (19,688)        (5,333)
  Proceeds from maturity and sales of
   short-term investments                10,495          6,525
  Change in other assets                    (36)          (101)
                                       --------       --------
   Net cash used by investing
    activities                          (49,755)        (2,079)
                                       --------       --------
Cash flows from financing activities
  Principal payments on long-term
   debt and capital lease
   obligations                             (111)          (118)
  Purchases of treasury stock            (1,307)             -
  Proceeds from exercise of stock
   options and warrants                     553            487
                                       --------       --------
   Net cash provided (used) by
    financing activities                   (865)           369
                                       --------       --------
Effects of exchange rate changes
 on cash and cash equivalents                27            385
                                       --------       --------
Net decrease in cash and cash
 equivalents                            (34,973)        (2,858)
Cash and cash equivalents,
 beginning of period                     58,915         72,067
                                       --------       --------
Cash and cash equivalents, end
 of period                             $ 23,942       $ 69,209
                                       ========       ========

              The accompanying notes are an integral part
               of the consolidated financial statements.

                          SHIVA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

1.  BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

    The results of operations for the three-month period ended April 4, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.  EARNINGS PER SHARE:

    The Company has adopted Statement of Financial Accounting
    Standards (SFAS) No. 128, "Earnings per Share," and has restated earnings per share amounts for all periods presented herein.

                                  Three months     Three months
                                 ended April 4,   ended March 29,
                                     1998             1997
                                 --------------   ---------------

Net loss                          ($23,877,000)    ($8,370,000)
                                  =============    ============

Weighted average
 shares outstanding                 29,853,766      28,971,621

Common-equivalent shares
 shares outstanding                          -               -
                                  ------------     -----------

Weighted average and common
  equivalent shares outstanding     29,853,766      28,971,621

Basic and diluted net loss per share   ($0.80)         ($0.29)
                                       =======         =======


3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

At April 4, 1998, the Company had cash and cash equivalents of $23,942,000 and $46,040,000 of short-term investments,including an unrealized gain of $89,000 recorded as a separate component of stockholders' equity. The Company's short-term investments at April 4, 1998, classified as available-for-sale, consist of municipal securities, corporate debt securities, certificates of deposit, high-grade commercial paper and U.S. Treasury securities, with various maturity dates through February 2000.


4.  INVENTORIES:


    Inventories consist of the following:
                                         April 4,     January 3,
    (in thousands)                        1998          1998
                                          ----          ----
    Raw materials                        $ 5,707       $ 7,199
    Work-in-process                          111            57
    Finished goods                         5,026         6,802
                                           -----         -----
                                         $10,844       $14,058
                                          ======        ======

5.  COMPREHENSIVE INCOME:


    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The Company adopted SFAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss for the three months ended April 4, 1998 was $23,777,000 and includes after-tax foreign currency translation adjustments and unrealized holding losses arising during the period.

6.  ACQUISITION:

    On March 26, 1998, the Company completed its acquisition of Isolation Systems, Limited , a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term investment balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,724,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The estimated fair value of the net assets acquired was $743,000, and $34,500,000 of the purchase price was allocated to in-process research and development. The amount allocated to in-process research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired and the in-process research and development,recorded as goodwill, will be amortized on a straight-line basis over three years. Goodwill approximated $4,481,000, and consisted of developed technology of $2,000,000, an assembled workforce of $300,000 and $2,181,000 in other intangible assets. Pursuant to an indemnification agreement, upon the occurrence of certain events, the Company may also pay an amount not to exceed $6,500,000, which would be recorded as additional goodwill and amortized over the remaining useful life of the asset.


    The following summary, prepared on an unaudited pro forma basis, combines the results of operations as if Isolation Systems, Limited had been acquired as of December 29, 1996; however the one-time charge of $34,500,000 as a result of the purchase price allocated to in-process research and development has been excluded due to its non-recurring nature. The pro forma results have been adjusted in each of the periods presented below to reflect the loss of interest income as a result of the cash used in the acquisition as well as the amortization of goodwill resulting from the transaction.

                            Three-months ended    Three-months ended
  (in thousands)               April 4, 1998        March 29, 1997
                               -------------        --------------
  Total revenues                 $  39,289          $   31,386
  Operating loss                    (1,556)            (15,223)
  Net loss                          (  914)            ( 9,377)
                                   ========            ========
  Net loss per share -
   basic and diluted             $  ( 0.03)          $ (  0.32)
                                   ========            ========


    The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nortel Agreement. On February 27, 1998 the Company signed a new multi-year agreement (the "1998 Agreement") with Northern Telecom Inc. ("Nortel"). The Company and Nortel have been working together to provide remote access equipment to service providers since 1995. Under the new agreement, Nortel will issue purchase orders for a minimum of $5,000,000 per quarter to purchase the Company's products within a minimum aggregate amount of $40,000,000 over the term of the contract which began in the three-month period ended April 4, 1998. The Company's ability to recognize revenue related to these purchase orders, however, may be impacted by several factors including, but not limited to, the timing of the orders placed, the ability of the Company to ship products in a timely fashion, and product availability. These OEM purchases from Nortel will replace the minimum royalty arrangement with the Company that was in effect during fiscal 1997. In addition, the Company will receive total professional services revenue of $12,000,000 during the first two quarters of fiscal 1998 from Nortel related to the development of carrier class remote access technology. The OEM purchases and professional services are expected to result in higher revenues from Nortel in fiscal 1998 which will carry lower gross margins. Gross margins on sales to Nortel are expected to decline in fiscal 1998 primarily due to the fact that a significant portion of the revenues from Nortel in fiscal 1997 consisted of royalty revenues, with little or no direct cost, related to the Rapport 112, an OEM version of the LanRover Access Switch.

On April 23, 1998, Nortel exercised its option to license certain Shiva technology. This option was part of the 1998 Agreement. Pursuant to the terms of the agreement, Shiva will record a total of $26,000,000 ratably over ten quarters beginning in the second quarter of fiscal 1998, for the license and other items related to intellectual property.

Revenues. Revenues increased by 22%, to $38,031,000, in the three-month period ended April 4, 1998 from $31,159,000 in the comparable period in fiscal 1997. This increase was principally due to higher service revenues, which increased to $8,174,000 in the three-month period ended April 4, 1998 from $1,541,000 during the comparable period in fiscal 1997. This increase was primarily due to $6,000,000 in professional services revenue from Nortel related to the development of carrier class remote access technology as outlined in the 1998 Agreement.

Remote access revenues increased by 2% to $28,236,000 in the three-month period ended April 4, 1998 from $27,692,000 in the comparable period in fiscal 1997. Revenues from the LanRover Access Switch in the three-month period ended April 4, 1998 increased by 28% to $14,539,000 from $11,366,000 during the same period in fiscal 1997, primarily due to higher volume shipments. Revenues from the LanRover Access Switch in the first quarter of fiscal 1997 included minimum royalty revenues from Nortel that were based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch. These royalty revenues, which will not recur in fiscal 1998 as outlined above, were partially offset by price protection provisions of $2,800,000 in the three-month period ended March 29, 1997. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products. The price protection provisions were recorded to account for pricing actions effective in the second quarter of fiscal 1997 due to increased price competition and price reductions on V.34 modem cards due to the availability of 56K modem technology in the access concentrator market.

Revenues from the LanRover product line decreased by 21% to $9,746,000 in the three-month period ended April 4, 1998 from $12,330,000 in the comparable period in fiscal 1997. This decrease was due to lower volume shipments. LanRover revenues in the first quarter of 1997 were impacted by price protection provisions of $3,900,000, which were recorded to account for pricing actions which became effective in the second quarter of fiscal 1997 and were in response to increased price competition.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $3,323,000 and $10,619,000 in the three-month periods ended April 4, 1998 and March 29, 1997, respectively, representing 8% and 22% of gross revenues, respectively. The decline in the provision for product returns was primarily the result of increased provisions recorded in the three-month period ended March 29, 1997 to account for slow-moving and discontinued products in the Company's North American distribution channels.

Revenues from OEM customers were essentially flat and represented 28% of revenues in the three-month period ended April 4, 1998 compared to 33% in the comparable period in fiscal 1997. International revenues accounted for 39% and 62% of revenues in the three-month periods ended April 4, 1998 and March 29, 1997, respectively. International revenues represented a higher proportion of total revenues in the three-month period ended March 29, 1997 primarily due to the impact of the return provisions and price protection provisions that significantly reduced revenues from the Company's North American distribution channels.

Gross Profit. Gross profit increased by 105%, to $19,482,000, or 51% of revenues, in the three-month period ended April 4, 1998, compared to $9,520,000, or 31% of revenues,in the comparable period in fiscal 1997. Gross profit in the three-month period ended March 29, 1997 included the negative impact of price protection provisions of $6,700,000, as discussed above, and provisions for slow-moving inventories. The provisions for slow-moving inventories increased cost of revenues by $6,463,000, and related to V.34 modem cards, for which demand had decreased due to the availability of 56K modem technology, and certain other products.
Excluding the impact of these provisions, gross profit as a percentage of revenues would have been 60% in the three-month period ended March
29, 1997. Gross profit in the three-month period ended April 4, 1998 included $6,000,000 in professional services revenue, as well as OEM product revenues from Nortel. Each of these revenue streams from Nortel carried lower gross profit percentages than the Company's non-
Nortel product revenues, and significantly lower gross profit percentages than the Nortel royalty revenues recorded in the year earlier period. In the future, the Company's gross margins may be affected by several factors, including but not limited to product mix, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses during the three-month period ended April 4, 1998 related to the development of new and existing remote access products, including products which incorporate technology to support virtual private networking.
Research and development expenses decreased 23%, to $4,580,000, or 12% of revenues, in the three-month period ended April 4, 1998 from $5,961,000, or 19% of revenues, during the comparable period in fiscal
1997. The decrease in these expenses was primarily due to the restructuring of the Nortel arrangement in fiscal 1998 under which Nortel contracted with the Company for the development of carrier class remote access technology. Under the terms of the 1998 Agreement, the Company will recognized $6,000,000 in professional services revenue in each of the first two quarters of fiscal 1998 as work is performed. Accordingly, expenses related to these development efforts of $3,711,000 in the three-month period ended April 4, 1998 have been included in cost of service revenues in the accompanying statement of operations. Customer funded development fees under cost sharing relationships (including those with Nortel in fiscal 1997), are reflected as an offset to research and development expenses, and were $1,636,000 in the three-month period ended March 29, 1997. There were no such fees recorded in the three-month period ended April 4, 1998. Capitalized software development costs were $88,000 in the three-month period ended April 4, 1998, compared with $155,000 in the comparable period in fiscal 1997. Gross research and development expenses increased by $627,000 to $8,379,000 in the three month period ended April 4, 1998 from $7,752,000 in the comparable period in fiscal 1997. The Company anticipates continued significant investment in research and development primarily focused on providing remote access solutions for the business access market.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 17%, to $14,808,000 in the three-month period ended April 4, 1998 from $17,898,000 in the comparable period in fiscal 1997. These expenses represented 39% and 57% of revenues in the three-month periods ended April 4, 1998 and March 29, 1997, respectively. The decrease in gross expenses was due to several factors, including lower personnel costs due to the restructuring of the Company's sales and marketing organization as discussed below, as well as decreased costs incurred for travel, channel and marketing programs, trade shows and various facilities related expenses. These decreases were partially offset by increased depreciation and bad debt expense. Selling, general and administrative expenses in the three-month periods ended April 4, 1998 and March 29, 1997 are net of expenses reimbursed by Nortel of $1,018,000 and $676,000, respectively, related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel dedicated to marketing Nortel's remote access equipment to carriers and service providers.
Nortel will no longer fund the SPG unit beginning in the second quarter of fiscal 1998.

Restructuring Expenses. The Company recorded restructuring expenses of $1,630,000 in the three-month period ended April 4, 1998. These expenses, comprised primarily of severance costs, were the result of the restructuring of the Company's sales and marketing operations in order to support the Company's strategic focus on providing remote access solutions for the business access market.

In addition to the restructuring action discussed above, on April 15, 1998, the Company announced a worldwide restructuring to align its financial model with the recently announced strategic focus on providing remote access solutions for business. As a result of this restructuring, Shiva expects to recognize a pre-tax charge in the second quarter of fiscal 1998 of approximately $9,000,000 to $12,000,000. It is anticipated that these actions will yield approximately $10,000,000 to $15,000,000 in annualized savings, the impact of which is expected to begin in the third quarter of fiscal 1998. This restructuring will result in the elimination of approximately 125 positions worldwide, during the next several months. Specifically, Shiva will close operations at the Edinburgh, Scotland, facility and will relocate certain technical support staff to the Wokingham, United Kingdom, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel.

Interest Income and Expense. Interest income increased during the three-month period ended April 4, 1998 over the corresponding period in fiscal 1997 due to the Company's shift from federal tax-exempt securities into taxable securities which resulted in a higher overall yield on its investments. In the future, the Company expects net interest income and expense to decline due to the amortization of goodwill and the loss of interest income as a result of the cash used in the acquisition of Isolation Systems, Limited.

Income Tax Benefit. The Company's effective tax rate in the three month period ended April 4, 1998 was 32%, down from 38% in the three-month period ended March 29, 1997, primarily due to the impact of nondeductible restructuring charges.

Foreign Currency Fluctuations

Foreign currency fluctuations did not have a significant impact on the comparison of the results of operations in the three-month period ended April 4, 1998 with those of the comparable period in fiscal 1997. However, the Company's international operations will continue to be exposed to adverse movements in foreign currency exchange rates which may have a material adverse impact on the Company's financial results. The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.


Year 2000

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.
The Company believes that all of its products are currently Year 2000 compliant with the exception of the SpiderManager product, which will display the year number in the activity log date field as three digits. The Company believes that this characteristic does not have any system operational implications for the product. Therefore, the Company does not anticipate having to undertake additional research and development efforts in this regard. In addition, the Company is in the process of replacing many of its business and operating computer systems with software which, when upgraded, will be Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1998, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue. While the Company does not believe that the Year 2000 issue will have a material impact on the Company, there can be no assurance that unanticipated problems will not arise that will have a material adverse effect on the Company's business and results of operations.

Liquidity and Capital Resources

As of April 4, 1998, the Company had $23,942,000 of cash and cash equivalents and $46,040,000 of short-term investments. Working capital decreased by 36% to $68,880,000 at April 4, 1998 from $108,314,000 at January 3, 1998.

Net cash provided by operations totaled $15,620,000 for the three-month period ended April 4, 1998 compared with net cash used by operations of $1,533,000 during the comparable period in fiscal 1997. Net cash provided by operations in the three-month period ended April 4, 1998 resulted primarily from net income adjusted non-cash expenses including in-process research and development, as well as the decrease in accounts receivable and inventories and an increase in deferred revenue. The decrease in accounts receivable is primarily due to increased collection activities, and the decrease in inventories is due to better inventory management. The increase in deferred revenue is primarily due to cash payments received from Nortel during the quarter that relate to professional services that will be provided during the second quarter of fiscal 1998. Net cash used by operations in the three-month period ended March 29, 1997 resulted primarily from the net loss and decreased current liabilities, partially offset by decreased accounts receivable. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions.

Net cash used by investing activities totaled $49,755,000 for the three-month period ended April 4, 1998, compared to $2,079,000 during the comparable period in fiscal 1997. Investment activity in the three-month period ended April 4, 1998 consisted primarily of payments related to the purchase of Isolation Systems Limited, as well as the purchase of short-term investments and fixed assets. Investment activity in the three-month period ended March 29, 1997 consisted primarily of purchases of fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash used by financing activities totaled $865,000 for the three-month period ended April 4, 1998, compared to net cash provided of $369,000 in the comparable period in fiscal 1997. Net cash used by financing activities for the three-month period ended April 4, 1998 primarily consisted of the purchase of treasury stock, partially offset by proceeds from stock option exercises. Net cash provided by financing activities in the three-month periods ended March 29, 1997 consisted of proceeds from stock option exercises, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in September 1998. The terms of the credit facility require the Company to comply with certain restrictive financial covenants. Borrowings under this facility bear interest at the bank's prime rate. At April 4, 1998, available borrowings were reduced by outstanding letters of credit of $834,000 which expire at various dates in 1998. The Company had no borrowings outstanding under this line at April 4, 1998. The Company also has a foreign credit facility of approximately $2,666,000, all of which was available at April 4, 1998. Available borrowings under this facility are decreased by guarantees on certain foreign currency transactions. The terms of the foreign credit facility require the Company to comply with certain restrictive financial covenants. There were no borrowings outstanding under this foreign credit facility at April 4, 1998.

The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At April 4, 1998, the Company had outstanding forward exchange contracts to purchase $495,000 and to sell $261,000 in various currencies which will mature by July 23, 1998.

The Company believes that its existing cash and short-term investment balances, together with borrowings available under the Company's bank credit facilities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

Factors That May Affect Future Results

Certain information contained herein, and information provided by the Company or statements made by its employees may, from time to time, contain "forward-looking" information which involve risks and uncertainties. Any statements contained in the Management's
Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein that are not historical facts may be "forward-looking" statements. Certain information contained herein concerning the Company's anticipated plans and strategies for its business, available cash and cash equivalents and sources of financing, expenditures, ability to achieve Year 2000 compliance, and effects of the new agreement with Nortel consists of forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

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

The Company has been party to a strategic relationship with Nortel since 1995 which has evolved over time. Under the terms of a new agreement with Nortel signed on February 27, 1998, Nortel will purchase minimum quarterly amounts of the Company's products within a minimum aggregate amount of $40,000,000 over the term of the contract which began in the three-month period ended April 4, 1998.
There can be no assurance that Nortel will purchase in excess of the minimum amount or that the Company will be able to fulfill such orders from Nortel and thus recognize the revenue associated with such orders, in a linear fashion over the contract term. Non-linear order patterns from Nortel could cause material fluctuations in the Company's quarterly financial results. In addition, the Company has received, and will continue to receive, professional services revenue from Nortel through the second quarter of fiscal 1998 related to the development of carrier class remote access technology. There is no obligation on the part of Nortel to contract for additional such development or for the Company to provide such services beyond the second quarter of fiscal 1998. Revenues from Nortel accounted for 16% and 14% of revenues in fiscal 1997 and 1996, respectively.

On March 26, 1998, the Company completed its acquisition of Isolation Systems, Limited , a leading developer of VPN hardware and software solutions based in Toronto, Ontario. Achieving the anticipated benefits of this acquisition or any other acquisitions the Company may undertake will depend in part upon whether the effective integration of the acquired companies' research and development organizations, products and technologies, and sales, marketing and administrative organizations is accomplished in timely manner. There can be can be no assurance that the Company will be successful in integrating the operations of Isolation Systems, Limited. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of Isolation Systems could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

The Company increasingly relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communications products and other remote access products, including the LanRover product, decreased in the first quarter of fiscal 1998 and fiscal 1997, due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

The Company depends on third party distributors and value-added resellers for a significant portion of the Company's revenues. The loss of certain of these distributors and resellers could have a material adverse impact on the Company's results of operations. Moreover, many of these distributors and resellers also act as resellers of competitive products. Therefore, there is risk that these distributors and resellers may focus their efforts on marketing products other than those sold by the Company. This may require the Company to offer various incentives to such distributors and resellers, which may adversely impact the Company's results of operations.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and services to meet and adapt to changing customer requirements and emerging technologies, such as VPN and other technologies. The introduction of new products requires the Company to manage the transition from its older product offerings in order to minimize the impact on customer ordering patterns, avoid excessive levels of obsolete inventories and to ensure that adequate supplies of new products are available to meet customer demand.

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

The Company does business worldwide, both directly and via sales to United States-based original equipment manufacturers, who sell such products internationally. The Company expects that international revenues will continue to account for a significant portion of its total revenues. Although most of the Company's sales are denominated in US Dollars, exchange rate fluctuations could cause the Company's products to become relatively more expensive to customers in a particular country, causing a decline in revenues and profitablility in that country. In addition, international sales, particularly in Europe, are typically adversely affected in the third quarter due to a reduction in business activities during the summer months. Furthermore, global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, communications regulatory standards, safety and emissions control standards, difficulty in staffing and managing foreign operations, longer payment cycles and difficulty in collecting foreign receivables, currency exchange rate fluctuations, changes in monetary and tax policies, tariffs, difficulties in enforcement of intellectual property rights and political uncertainties, could have an adverse impact on the Company's financial condition or future results of operations.

The Company is exposed to potential credit risks as a result of accounts receivable from distributors, resellers, OEM and direct customers, with respect to which the Company does not generally require collateral.

The Company is currently dependent on three subcontractors for the manufacture of significant portions of its products. Although the Company believes that there are a limited number of other qualified subcontract manufacturers for its products, a change in subcontractors could result in delays or reductions in product shipments. In addition, certain components of the Company's products are only available from a limited number of suppliers. The inability to obtain sufficient key components as required could also result in delays or
reductions in product shipments.   Such delays or reductions could
have an adverse effect on the Company's results of operations.

The market price of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the industry, as well as general economic conditions and other factors external to the Company.

Other factors that may affect future results include the accuracy of the Company's internal estimates of revenues and operating expense levels, the outcome of the litigation discussed below under "Legal Proceedings," the Company's ability to complete all necessary Year 2000 upgrades in a timely and cost-effective manner, the realization of the intended benefits of the Isolation Acquisition and the ability of the Company to integrate the acquired business into the Company's existing operations, and material changes in the level of customer-funded research and development activities.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in the following legal proceedings:
Lirette, et al. v. Shiva Corporation, et al., Civil Action No. 97-11159-WGY, a purported class action complaint filed against the Company, Frank Ingari, Cynthia Deysher and David Cole, in the United States District Court for the District of Massachusetts on May 21, 1997 and Abraham Schwartz and Norman Marcus v. Shiva Corporation,
Case No. BC164278, a purported class action complaint filed against the Company in the Superior Court of the State of California for the County of Los Angeles on January 17, 1997. The federal court complaint seeks damages, interest, fees and expenses. The state court complaint seeks damages, interest, fees and expenses, including punitive damages and treble damages. The federal matter is in the pre-discovery phase, and a motion to dismiss has been filed and is being considered by the court. The state matter is in discovery. The Company is unable to determine at this time the potential liability, if any, of either of these actions. Accordingly, no provision has been made in the consolidated financial statements for these claims. It is possible that the Company could incur a material loss related to these actions in the future.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.     Description of Exhibit
-----------   ----------------------
Exhibit 10.1*   Agreement by and between the Company and Northern
                Telecom Limited dated February 27, 1998.

Exhibit 10.2* Amendment dated March 13, 1998 to the Agreement by and between the Company and Northern Telecom
                Limited dated February 27, 1998.

Exhibit 27      Financial Data Schedule

----------------------------------
* Confidential Treatment Requested.

(b) Reports on Form 8K

The Company filed a Current Report on Form 8-K dated February 20, 1998 pursuant to the Item 5 thereof, reporting the Company's announcement of the execution of a definitive agreement to acquire the majority of the assets of privately-held Isolation Systems, Limited, an Ontario corporation, for approximately $37,000,000 in cash, subject to closing adjustments.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHIVA CORPORATION


Date:   May 19, 1998                   by: /s/ Robert P. Cirrone
                                           ---------------------
                                       Senior Vice President, Finance
                                       and Administration, and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                          SHIVA CORPORATION
                            EXHIBIT INDEX

Exhibit No.     Description of Exhibit
-----------   ------------------------
Exhibit 10.1*   Agreement by and between the Company and Northern
                Telecom Limited dated February 27, 1998.

Exhibit 10.2* Amendment dated March 13, 1998 to the Agreement by and between the Company and Northern Telecom
                Limited dated February 27, 1998.

Exhibit 27      Financial Data Schedule

----------------------------------
* Confidential Treatment Requested.