Form 10-Q
period 1998-07-04
SHIVA CORP
filed 1998-08-18
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

  (Mark One)

    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended July 4, 1998

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from       to
                                             -----    -----

                     Commission File Number 0-24918
                                            -------

                           SHIVA CORPORATION
         (Exact name of registrant as specified in its charter)

           Massachusetts                         04-2889151
   --------------------------------   ---------------------------------
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

The number of shares outstanding of the registrant's Common Stock as of July 4, 1998 was 30,330,020.

                           SHIVA CORPORATION

                                 INDEX
                                 -----

Part I        Financial Information

      Item 1  Consolidated Financial Statements

              Consolidated Balance Sheet
              July 4, 1998 and January 3, 1998

              Consolidated Statement of Operations
              Three and six months ended July 4, 1998
              and June 28, 1997

              Consolidated Statement of Cash Flows
              Six months ended July 4, 1998 and June 28, 1997

              Notes to Consolidated Financial Statements

      Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Part II       Other Information

      Item 1  Legal Proceedings

      Item 4  Submission of Matters to a Vote of Security Holders

      Item 5  Stockholder Proposals for 1999 Annual Meeting

      Item 6  Exhibits and Reports on Form 8-K

Signature

                           SHIVA CORPORATION
                       Consolidated Balance Sheet
               (in thousands, except share related data)
                                          July 4,     January 3,
                                           1998          1998
                                        -----------   ----------
                                        (unaudited)
Assets
Current assets:
  Cash and cash equivalents              $ 21,113       $ 58,915
  Short-term investments                   45,914         36,868
  Accounts receivable, net of
   allowances of $8,148 at July 4,
   1998 and $8,037 at January 3, 1998      19,493         23,169
  Inventories                              10,939         14,058
  Deferred income taxes                     8,683          8,683
  Prepaid expenses and other current
   assets                                   2,102          2,369
                                         --------       --------
     Total current assets                 108,244        144,062

Property, plant and equipment, net         20,185         26,093
Deferred income taxes                      22,815          8,840
Other assets                                7,172          3,251
                                         --------       --------
     Total assets                        $158,416       $182,246
                                         ========       ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                       $  6,542       $  9,376
  Accrued expenses                         28,692         22,304
  Deferred revenue                          5,002          4,068
                                         --------       --------
     Total current liabilities             40,236         35,748

Deferred income taxes                         561            554
                                         --------       --------
     Total liabilities                     40,797         36,302
                                         --------       --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized none
   issued                                       -              -
  Common stock. $.01 par value;
   100,000,000 shares authorized,
   30,436,135 and 29,605,848 shares
   issued and outstanding at July 4,
   1998 and January 3, 1998, respectively     304            296
  Additional paid-in capital              154,688        153,036
  Treasury stock at cost, 106,115
   shares at July 4, 1998                  (1,307)           -
  Unrealized gain on investments               32            110
  Cumulative translation adjustment          (244)          (308)
  Accumulated deficit                     (35,854)        (7,190)
                                         --------       --------
     Total stockholders' equity           117,619        145,944
                                         --------       --------
     Total liabilities and stockholders'
      equity                             $158,416       $182,246
                                         ========       ========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                           SHIVA CORPORATION
                  Consolidated Statement of Operations
                  (in thousands, except per share data)
                               (unaudited)
                            Three months ended    Six months ended
                           -------------------   ------------------
                            July 4,   June 28,   July 4,   June 28,
                             1998       1997       1998       1997
                           --------   --------   -------   --------
Revenues:
   Product                  $27,678   $33,598    $57,494   $58,966
   Service                    8,460     1,628     16,634     3,169
   Licenses and Royalties     2,156     4,512      2,197     8,762
                            -------   -------    -------   -------
    Total revenues           38,294    39,738     76,325    70,897
                            -------   -------    -------   -------
Cost of revenues:
   Product                   12,524    14,256     25,879    34,343
   Service                    5,038     1,693     10,232     3,245
                            -------   -------    -------   -------
    Total cost of revenues   17,562    15,949     36,111    37,588
                            -------   -------    -------   -------
Gross profit                 20,732    23,789     40,214    33,309
                            -------   -------    -------   -------
Operating expenses:
   Research and development   4,640     5,778      9,221    11,739
   Selling, general and
    administrative           15,202    20,409     30,010    38,307
   In-process research and
    development                   -         -     34,500         -
   Restructuring expenses     9,435         -     11,065         -
                            -------   -------    -------   -------
   Total operating expenses  29,277    26,187     84,796    50,046
                            -------   -------    -------   -------
Loss from operations         (8,545)   (2,398)   (44,582)  (16,737)

Interest income                 891       938      2,014     1,900
Interest and other income
  (expense), net                614      (146)       415      (268)
                            --------   -------   --------  --------
Loss before income taxes     (7,040)   (1,606)   (42,153)  (15,105)
Income tax benefit           (2,253)     (610)   (13,489)   (5,739)
                            --------   -------  ---------  --------
Net loss                    $(4,787)  $  (996)  $(28,664)  $(9,366)
                            ========  ========  =========  ========
Net loss per share -
  basic and diluted         $ (0.16)  $ (0.03)  $  (0.95)  $ (0.32)
                            ========  ========  =========  ========
Shares used in computing
  net loss per share -
  basic and diluted          30,277    29,128     30,065    29,050
                            ========  ========  =========  ========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                           SHIVA CORPORATION
                  Consolidated Statement of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                             (in thousands)
                              (unaudited)
                                           Six Months Ended
                                        -----------------------
                                        July 4,        June 28,
                                         1998            1997
                                        -------        --------
Cash flows from operating activities
  Net loss                              $(28,664)      $ (9,366)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
  In-process research and development     34,500              -
  Depreciation and amortization            6,305          4,631
  Non-cash restructuring charge            3,570              -
  Deferred income taxes                  (13,527)        (6,443)
  Changes in assets and liabilities,
   net of effects of acquisition:
    Accounts receivable                    4,531         13,640
    Inventories                            3,221          2,162
    Prepaid expenses and other
     current assets                          310             19
    Accounts payable                      (3,353)        (4,239)
    Accrued expenses                       6,341           (420)
    Deferred revenue                         929            571
    Other long term liabilities                -            (17)
                                         --------       --------
  Net cash provided by operating
   activities                             14,163            538
                                         --------       --------
Cash flows from investing activities
  Purchases of property, plant and
   equipment                              (2,257)        (5,910)
  Payments for acquisition               (39,912)             -
  Capitalized software development
   costs                                     (88)          (399)
  Purchases of short-term investments    (27,119)       (10,686)
  Proceeds from maturity and sales of
   short-term investments                 17,995         16,109
  Change in other assets                    (330)          (824)
                                         --------       --------
   Net cash used by investing
    activities                           (51,711)        (1,710)
                                        ---------      ---------
Cash flows from financing activities
  Principal payments on long-term
   debt and capital lease obligations       (117)          (229)
  Purchases of treasury stock             (1,307)             -
  Proceeds from exercise of stock
   options and warrants                    1,212            671
                                        ---------      ---------
    Net cash provided (used) by
     financing activities                   (212)           442
                                        ---------      ---------
Effects of exchange rate changes on
 cash and cash equivalents                   (42)           583
                                        ---------      ---------
Net decrease in cash and cash
 equivalents                             (37,802)          (147)
Cash and cash equivalents, beginning
 of period                                58,915         72,067
                                        ---------      ---------
Cash and cash equivalents, end of
 period                                 $ 21,113       $ 71,920
                                        =========      =========

              The accompanying notes are an integral part
               of the consolidated financial statements.

                           SHIVA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1.   BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Such adjustments are of a normal recurring nature, except for the restructuring charges incurred during the three-month and six-month periods ended July 4, 1998 and the in-process research and development charges incurred during the six-month period ended July 4, 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

    The results of operations for the three-month and six-month periods ended July 4, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.  EARNINGS PER SHARE:

The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," and has restated earnings per share amounts for all periods presented herein.

                                      Three months    Three months
                                      ended July 4,   ended June 28,
                                         1998             1997
                                      -------------   --------------
Net loss                              ($4,787,000)       ($996,000)
                                      ============    =============
Weighted average shares outstanding    30,276,645       29,128,123
Common-equivalent share outstanding             -                -
                                      -----------     -------------
 Weighted average and common
  equivalent shares outstanding        30,276,645       29,128,123
                                      -----------     -------------
Basic and diluted net loss per share       ($0.16)          ($0.03)
                                      ============    =============

                                       Six months       Six months
                                      ended July 4,   ended June 28,
                                         1998             1997
                                      -------------   --------------
Net loss                             ($28,664,000)      ($9,366,000)
                                     =============    ==============
Weighted average shares outstanding    30,065,206        29,049,872
Common-equivalent share outstanding             -                 -
                                      -----------     -------------
 Weighted average and common
  equivalent shares outstanding        30,065,206        29,049,872
                                      -----------     -------------
Basic and diluted net loss per share       ($0.95)          ($0.32)
                                      ============    =============

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

    At July 4, 1998, the Company had cash and cash equivalents of $21,113,000 and $45,914,000 of short-term investments, including an unrealized gain of $32,000 recorded as a separate component of stockholders' equity. The Company's short-term investments at July 4, 1998, classified as available-for-sale, consist of municipal securities, corporate debt securities, certificates of deposit, and U.S. Treasury securities, with various maturity dates through June 2000.

4.  INVENTORIES:


    Inventories consist of the following:

                                     July 4,     January 3,
    (in thousands)                    1998          1998
                                     -------     ----------
    Raw materials                    $ 5,150      $ 7,199
    Work-in-process                      126           57
    Finished goods                     5,663        6,802
                                     -------      --------
                                     $10,939      $14,058
                                     =======      ========


5.  COMPREHENSIVE INCOME:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The Company adopted SFAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss for the three-month and six-month periods ended July 4, 1998 was $4,897,000 and $28,673,000, respectively, and includes the after-tax effect of foreign currency translation adjustments and unrealized holding losses arising during the period.


6.  ACQUISITION:

    On March 26, 1998, the Company acquired Isolation Systems, Limited, a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term investment balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,912,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The fair value of the net assets acquired was $617,000, and $34,500,000 of the purchase price was allocated to in-process research and development. The amount allocated to in-process research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired, excluding the in-process research and development charge recorded in the first quarter of 1998, will be amortized on a straight-line basis over three years. This excess approximated $4,795,000, and consisted of developed technology of $2,000,000, an assembled workforce of $300,000 and $2,495,000 in
    other intangible assets.   Pursuant to an indemnification
    agreement, upon the occurrence of certain events, the Company may also pay an amount not to exceed $6,500,000, which would be recorded as additional goodwill and amortized over the remaining useful life of the asset.

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

                                       Three months ended
                                 -----------------------------
    (in thousands)                July 4, 1998   June 28, 1997
                                  ------------   -------------
    Total revenues                $ 38,294        $ 39,890
    Operating loss                  (8,545)         (3,018)
    Net loss                        (4,787)         (1,864)
                                    =======         =======
    Net loss per share - basic
     and diluted                  $ ( 0.16)       $ ( 0.06)
                                    =======         =======

                                        Six months ended
                                  ----------------------------
    (in thousands)                July 4, 1998   June 28, 1997
                                  ------------   -------------
    Total revenues                $ 77,583        $ 71,276
    Operating loss                 (10,101)        (18,241)
    Net loss                        (5,701)        (11,241)
                                    =======        ========
    Net loss per share - basic
     and diluted                  $ ( 0.19)       $ ( 0.39)
                                    =======         =======

    The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

7.  RESTRUCTURING EXPENSES

    In the three-month period ended July 4, 1998, the Company approved and implemented a restructuring program to align its financial model with its strategic focus on providing remote access solutions for business. The plan included a reduction of the Company's worldwide workforce by approximately 130 employees, most of which were based in Europe and the remainder in the United States. A majority of these employees indentified were terminated on July 13, 1998 and the remaining terminations are expected to be substantially complete by the end of fiscal 1998. The Company recorded restructur-ing expenses of $9,435,000 in the three-month period ended July 4, 1998, which included $4,585,000 for severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, and $1,280,000 in professional fees, facilities and other costs. As of July 4, 1998, $1,159,000 of severance, benefits and other personnel-related costs and $340,000 of professional fees, facilties and other costs had been paid.

    In addition, the Company recorded $1,630,000 of restructuring expenses during the first quarter of fiscal 1998. These expenses, comprised primarily of severance-related costs, were the result of the restructuring of the Company's sales and marketing operations. Substantially all of these costs have been paid.

8.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
    (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

    The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nortel Agreement. On February 27, 1998, the Company signed a new multi-year agreement (the "1998 Agreement") with Northern Telecom Inc. ("Nortel"). The Company and Nortel have been working together to provide remote access equipment to service providers since 1995. Under the new agreement, Nortel issues purchase orders for a minimum of $5,000,000 per quarter to purchase the Company's products with a minimum aggregate amount of $40,000,000 over the term of the contract, which began in the three-month period ended April 4, 1998. The Company's ability to recognize revenue related to these purchase orders, however, may be impacted by several factors including, but not limited to, the timing of the orders placed, the ability of the Company to ship products in a timely fashion and product availability. These OEM purchases from Nortel replace the minimum royalty arrangement with the Company that was in effect during fiscal 1997.
In addition, the Company received total professional services revenue of $12,000,000 during the first two quarters of fiscal 1998 from Nortel related to the development of carrier class remote access technology. The OEM purchases and professional services are expected to result in higher revenues from Nortel in fiscal 1998 which will carry lower gross margins than achieved in 1997. Gross margins on sales to Nortel are expected to decline in fiscal 1998 from levels in fiscal 1997 primarily due to the fact that a significant portion of the revenues from Nortel in fiscal 1997 consisted of royalty revenues, with little or no direct cost, related to the Rapport 112, an OEM version of the LanRover Access Switch.

On April 23, 1998, Nortel exercised its option under the 1998 Agreement to license certain Shiva technology. Pursuant to the terms of the agreement, Shiva will record a total of $26,000,000 ratably over ten quarters, or $2,600,000 per quarter, which began in the second quarter of fiscal 1998, for the license and other items related to intellectual property. Proceeds from this license agreement will be accounted for as $2,000,000 in LanRover Access Switch revenue and $600,000 in other income per quarter over the license term.

Revenues.  Revenues in the three-month and six-month periods ended
July 4, 1998 were $38,294,000 and $76,325,000, respectively, compared to $39,738,000 and $70,897,000 in the comparable periods in fiscal
1997, respectively. The 4% decrease in revenues in the three-month period ended July 4, 1998 was primarily due to lower volume shipments of the Company's LanRover and LanRover Access Switch products.
Revenues increased 8% in the six-month period ended July 4, 1998 compared to the corresponding period in fiscal 1997 principally due to higher service revenues, which increased to $16,634,000 in the six-month period ended July 4, 1998 from $3,169,000 during the comparable period in fiscal 1997. This increase was primarily due to $12,000,000 in professional services revenue from Nortel related to the development of carrier class remote access technology pursuant to the 1998 Agreement. This increase in service revenues is partially offset by lower product and license and royalty revenues. Revenues in the six-month period ended June 28, 1997 were negatively impacted by price protection provisions of $6,700,000, of which $3,900,000 related to the LanRover and $2,800,000 related to the LanRover Access Switch due to increased price competition and price reductions on the V.34 modem card due to the availability of 56K modem technology in the access concentrator market. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products.

Revenues from the LanRover Access Switch in the three-month and six-month periods ended July 4, 1998 decreased to $14,978,000 and $29,517,000, respectively, from $19,882,000 and $31,248,000 in the comparable periods in fiscal 1997, primarily due to lower volume shipments. Revenues from the LanRover Access Switch in fiscal 1997 included minimum royalty revenues from Nortel that were based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch. These royalty revenues, which will not recur in fiscal 1998 as outlined above, were partially offset by price protection provisions of $2,800,000 recorded in the first quarter of fiscal 1997 as outlined above.

Revenues from the LanRover product line in the three-month and six-month periods ended July 4, 1998 decreased to $8,392,000 and $18,138,000, respectively, from $13,433,000 and $25,763,000 in the comparable periods in fiscal 1997, primarily due to lower volume shipments. LanRover revenues in the six-month period ended June 28, 1997 were negatively impacted by price protection provisions of $3,900,000 as previously mentioned.

Revenues from the Company's other remote access products increased to $5,228,000 and $9,179,000, respectively, in the three-month and six-month periods ended July 4, 1998 from $3,035,000 and $7,032,000 in the comparable periods in fiscal 1997. The increase in the three-month and six-month periods ended July 4, 1998 was primarily related to sales of the Shiva AccessPort product for the small office and home office market and the introduction of the LanRover VPN Gateway product as a result of the acquisition of Isolation Systems, Limited on March 26, 1998, partially offset by decreased revenues from certain other products.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $1,993,000, or 5% of gross revenues, and $5,316,000, or 7% of gross revenues, in the three-month and six-month periods ended July 4, 1998, respectively. Provisions for product returns in the corresponding periods in fiscal 1997 were $726,000, or 2% of gross revenues, and $11,345,000, or 14%
of gross revenues. The decrease in the provision for product returns in the six-month period ended July 4, 1998 compared to the same period in fiscal 1997 was primarily a result of provisions recorded in the first quarter of fiscal 1997 to account for slow-moving and discontinued products in the Company's North American distribution channels.

Revenues from OEM customers represented 35% and 32% of revenues in the three-month and six-month periods ended July 4, 1998, respectively, compared to 19% and 25% in the comparable periods in fiscal 1997.
The increase in OEM revenues was primarily due to increased revenues from Nortel, partially offset by decreased revenues from IBM.

International revenues accounted for 32% and 36% of revenues in the three-month and six-month periods ended July 4, 1998, respectively, compared with 45% and 53% in the corresponding periods in fiscal 1997. International revenues were lower in the three-month and six-month periods ended July 4, 1998 due to weakness in Europe and the Pacific
Rim. International revenues represented a higher proportion of total revenues in the six-month period ended June 28, 1997 due to the impact of the return provisions and price protection provisions that significantly reduced revenues from the Company's North American distribution channels in 1997.

Gross Profit. Gross profit was $20,732,000 and $40,214,000, in the three-month and six-month periods ended July 4, 1998, respectively, compared to $23,789,000 and $33,309,000 in the comparable periods in fiscal 1997. This represented 54% and 53% of revenues in the three-month and six-month periods ended July 4, 1998, respectively, compared to 60% and 47% in the corresponding periods in 1997. Gross profit in the six-month period ended June 28, 1997 included the negative impact of price protection provisions of $6,700,000, as discussed above, and provisions for slow-moving inventories. The provisions for slow-moving inventories increased cost of revenues by $6,463,000, and related to V.34 modem cards, for which demand had decreased due to the availability of 56K modem technology, and certain other products.
Excluding the impact of these provisions, gross profit as a percentage of revenues would have been 60% in the six-month period ended June 28, 1997. Gross profit as a percentage of revenues was negatively impacted in the three-month and six-month periods ended July 4, 1998 due to the professional services revenue and OEM product revenues from Nortel.
Each of these revenue streams from Nortel carried lower gross profit percentages than the Company's non-Nortel product revenues, and significantly lower gross profit percentages than the Nortel royalty revenues recorded in the year earlier periods. The lower gross profit percentages on the professional services revenue and the OEM product revenues from Nortel are partially offset by the 100% gross profit on the $2,000,000 LanRover Access Switch revenue related to the previously mentioned license agreement with Nortel. In the future, the Company's gross margins may be affected by several factors, including but not limited to the competitive pricing environment, product mix, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses during the six-month period ended July 4, 1998 related to the development of new and existing remote access products, including products which incorporate technology to support virtual private networking.
Research and development expenses decreased to $4,640,000 and $9,221,000 in the three-month and six-month periods ended July 4, 1998 from $5,778,000 and $11,739,000 during the comparable periods in fiscal 1997. The decrease in these expenses was primarily due to the restructuring of the Nortel arrangement in fiscal 1998 under which Nortel contracted with the Company for the development of carrier class remote access technology. Under the terms of the 1998
Agreement, the Company has recognized $6,000,000 in professional services revenue during each of the first two quarters of fiscal 1998 as work was performed. Accordingly, expenses related to these development efforts of $3,711,000 and $7,422,000 in the three-month and six-month periods ended July 4, 1998, respectively, have been included in cost of service revenues in the accompanying statement of operations. Customer funded development fees under cost sharing relationships (including those with Nortel in fiscal 1997), which are reflected as an offset to research and development expenses, were $1,818,000 and $3,454,000 in the three-month and six-month periods ended June 28, 1997. There were no such fees recorded in the three-month and six-month periods ended July 4, 1998. There were no capitalized software development costs in the three-month period ended July 4, 1998, compared with $245,000 for the comparable period in fiscal 1997. Capitalized software development costs were $88,000 for the six-month period ended July 4, 1998, compared with $400,000 in the comparable period in fiscal 1997. Gross research and development expenses increased to $8,352,000 and $16,731,000, respectively, in the three-month and six-month periods ended July 4, 1998 from $7,840,000 and $15,593,000 in the comparable periods in fiscal 1997. The Company anticipates continued significant investment in research and develop-ment primarily focused on providing remote access solutions for the business access market.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $15,202,000 and $30,010,000 in the three-month and six-month periods ended July 4, 1998 from $20,409,000 and $38,307,000 in the comparable periods in fiscal 1997. These expenses represented 40% and 39% of revenues in the three-month and six-month periods ended July 4, 1998, respectively, compared to 51% and 54% in the corresponding periods in 1997. The decrease in gross expenses was due to several factors, including lower personnel costs due to the restructuring of the Company's sales and marketing organization as discussed below, as well as decreased costs incurred for travel, channel and marketing programs, trade shows, recruiting, temporary help and various facilities related expenses. These decreases were partially offset by increased bad debt expense. Selling, general and administrative expenses in the three-month and six-month periods ended June 28, 1997 are net of expenses reimbursed by Nortel of $1,532,000 and $2,208,000, respectively, related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel that had been dedicated to marketing Nortel's remote access equipment to carriers and service providers through the first quarter of fiscal 1998. Expenses reimbursed by Nortel in the first quarter of 1998 were $1,018,000. Nortel no longer funds the SPG unit.

Restructuring Expenses. The Company recorded restructuring expenses of $9,435,000 and $11,065,000 in the three-month and six-month periods ended July 4, 1998, respectively. Restructuring expenses primarily consisted of $4,585,000 in severance, benefits and other personnel related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs and $1,280,000 in professional fees, facilities and other costs. These restructuring expenses were primarily a result of a formal plan announced by the Company on April 15, 1998 to restructure its worldwide operations and align its financial model with the recently announced strategic focus on providing remote access solutions for business. Specifically, Shiva will close operations at the Edinburgh, Scotland, facility and will relocate certain technical support staff to the Wokingham, United Kingdom, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel. The Company further expects to take an additional charge of $1,000,000 to $3,000,000 in the third quarter of 1998 to complete its restructuring effort. This will bring total anticipated 1998 restructuring charges to $12,000,000 to $14,000,000, which includes $1,630,000 of charges related to the restructuring of the Company's sales and marketing operations, which were recorded in the first quarter of 1998. As of July 4, 1998 the Company has paid approximately $3,129,000 of these charges. The Company anticipates that substantially all of the remaining cash charges will be paid out from the Company's cash and short-term investment balances by the end of fiscal 1998.

Interest Income and Expense. Interest income decreased during the three-month period ended July 4, 1998 over the corresponding period in fiscal 1997 primarily as a result of the cash used in the acquisition of Isolation Systems, Limited. Interest income increased during the six-month period ended July 4, 1998 over the corresponding period in fiscal 1997 primarily due to the Company's shift from federal tax-exempt securities into taxable securities, which resulted in a higher overall yield on its investments. Interest and other income (expense) for the three-month period ended July 4, 1998 increased due to the inclusion of $600,000 of income resulting from the previously mentioned option exercised by Nortel for certain items related to intellectual property.

Income Tax Benefit. The Company's effective tax rate in each of the three-month and six-month periods ended July 4, 1998 was 32%, down from 38% in each of the three-month and six-month periods ended June 28, 1997, primarily due to the impact of nondeductible restructuring charges.

Foreign Currency Fluctuations

Foreign currency fluctuations did not have a significant impact on the comparison of the results of operations in the three-month and six-month periods ended July 4, 1998 with those of the comparable periods in fiscal 1997. However, the Company's international operations will continue to be exposed to adverse movements in foreign currency exchange rates which may have a material adverse impact on the Company's financial results. The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

Year 2000

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.
The Company is in the process of evaluating its products for Year 2000 compliance and is currently aware that the SpiderManager and the Shiva Access Manager products are not Year 2000 compliant. The SpiderManager product will display the year number in the activity log date field as three digits. The Company believes that this characteristic does not have any system operational implications for the product. Therefore, the Company does not anticipate having to undertake additional research and development efforts or incur additional expenses in this regard. The Shiva Access Manager NT 1.0 product uses only two digits to store year information. The system interprets these two digits as being in the twentieth century before year 2000, and will interpret the two digits as being in the twenty-first century after year 2000. The Company believes that this date calculation methodology could reactivate previously terminated user accounts and may produce incorrect log files if both twentieth and twenty-first century dates are involved. This issue has been corrected in Shiva Access Manager NT version 2.0 and greater, and the company strongly recommends that its customers upgrade to version 2.0 to correct the problem. The Company does not anticipate having to undertake additional research and development efforts or incur additional expenses for this issue. In addition, the Company recently discovered that certain versions of its Shiva Access Manager product may contain an additional Year 2000 issue. The Company is currently investigating this issue, and has not yet determined the nature and extent of this issue. Therefore, the Company can not currently determine the extent of any additional research and development efforts or additional expenses which may be required to remedy this Year 2000 issue. In addition, the Company is in the process of replacing many of its business and operating computer systems with software which, when upgraded, will be Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1998, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue. While the Company does not believe that the Year 2000 issue will have a material impact on the Company, there can be no assurance that unanticipated problems will not arise that will have a material adverse effect on the Company's business and results of operations.

Liquidity and Capital Resources

As of July 4, 1998, the Company had $21,113,000 of cash and cash equivalents and $45,914,000 of short-term investments. Working capital decreased by 37% to $68,008,000 at July 4, 1998 from $108,314,000 at January 3, 1998.

Net cash provided by operations totaled $14,163,000 for the six-month period ended July 4, 1998 compared with $538,000 during the comparable period in fiscal 1997. Net cash provided by operations in the six-month period ended July 4, 1998 resulted primarily from the net loss adjusted for non-cash expenses including in-process research and development, as well as the decrease in accounts receivable and inventories and the increase in accrued expenses, partially offset by a decrease in accounts payable. The decrease in accounts receivable is primarily due to increased collection activities, and the decrease in inventories is due to improved inventory management. The increase in accrued expenses is primarily due to accrued severance costs related to the restructuring of the Company mentioned previously. Net cash provided by operations in the six-month period ended June 28, 1997 resulted primarily from the decrease in accounts receivable, partially offset by the net loss adjusted for non-cash expenses and the increase in deferred income taxes. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions, as well as increased collection activity.

Net cash used by investing activities totaled $51,711,000 for the six-month period ended July 4, 1998, compared to $1,710,000 during the comparable period in fiscal 1997. Investment activity in the six-month period ended July 4, 1998 consisted primarily of payments related to the purchase of Isolation Systems, Limited, as well as the net purchase of short-term investments and fixed assets. Investment activity in the six-month period ended June 28, 1997 consisted primarily of purchases of short-term investments and fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash used by financing activities totaled $212,000 for the six-month period ended July 4, 1998, compared to net cash provided of $442,000 in the comparable period in fiscal 1997. Net cash used by financing activities for the six-month period ended July 4, 1998 primarily consisted of the purchase of treasury stock, partially offset by proceeds from stock option exercises. Net cash provided by financing activities in the six-month period ended June 28, 1997 consisted of proceeds from stock option exercises, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in March 1999. The terms of the credit facility require the Company to comply with certain restrictive financial covenants. Borrowings under this facility bear interest at the bank's prime rate. At July 4, 1998, available borrowings were reduced by outstanding letters of credit of $837,000 which expire at various dates in 1998. The Company had no borrowings outstanding under this line at July 4, 1998. At July 4, 1998, the Company was in violation of certain covenants of this credit facility which have been waived by the bank. There can be no assurance that the bank will waive any such violations in the future, which could require the Company to obtain an alternative credit facility on terms less favorable than the current facility. The Company also has a foreign credit facility of approximately $2,613,000, all of which was available at July 4, 1998. Available borrowings under this facility are decreased by guarantees on certain foreign currency transactions. The terms of the foreign credit facility require the Company to comply with certain restrictive financial covenants. There were no borrowings outstanding under this foreign credit facility at July 4, 1998.

The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At July 4, 1998, the Company had outstanding forward exchange contracts to purchase $5,198,000 and to sell $1,379,000 in various currencies which matured on July 23, 1998.

The Company believes that its existing cash and short-term investment balances, together with borrowings available under the Company's bank credit facilities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

Factors That May Affect Future Results

Certain information contained herein, and information provided by the Company or statements made by its employees may, from time to time, contain "forward-looking" information which involve risks and uncertainties. Any statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein that are not historical facts may be "forward-looking" statements. Certain information contained herein concerning the Company's anticipated plans and strategies for its business, available cash and cash equivalents and sources of financing, research and development and other expenditures, effects of the restructuring actions, ability to achieve Year 2000 compliance, and effects of the 1998 Agreement with Nortel consists of forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

The Company's quarterly operating results may vary significantly from quarter to quarter depending on factors such as the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of distribution channels through which the Company's products are sold and seasonal customer buying patterns. There can be no assurance that the Company will be able to achieve future revenue growth and profitability on a quarterly or annual basis. Revenues can be difficult to forecast due to the fact that the Company's sales cycle varies substantially depending upon market, distribution mechanism and end-user customer. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results may be adversely affected. In addition, the Company's distribution partners typically stock significant levels of inventory, and the Company's revenues may fluctuate based on the level of partner inventories in any particular quarter.

The Company has been party to a strategic relationship with Nortel since 1995 which has evolved over time. Under the terms of the 1998 Agreement with Nortel signed on February 27, 1998, Nortel will purchase minimum quarterly amounts of the Company's products within a minimum aggregate amount of $40,000,000 over the term of the contract, which began in the three-month period ended April 4, 1998. There can be no assurance that Nortel will purchase in excess of the minimum amount or that the Company will be able to fulfill such orders from Nortel and thus recognize the revenue associated with such orders, in a linear fashion over the contract term. Non-linear order patterns from Nortel could cause material fluctuations in the Company's quarterly financial results. In addition, the Company has received professional services revenue from Nortel, through the second quarter of fiscal 1998, related to the development of carrier class remote access technology. There is no obligation on the part of Nortel to contract for additional such development services nor does the Company expect to provide such services beyond the second quarter of fiscal 1998. Revenues from Nortel have exceeded 10% of total revenues in the six-month period ended July 4, 1998 and in fiscal 1997 and 1996.

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

The Company increasingly relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communications products and other remote access products, including the LanRover product, decreased in the first six months of fiscal 1998 and fiscal 1997, due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

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

The Company does business worldwide, both directly and via sales to United States-based original equipment manufacturers, who sell such products internationally. The Company expects that international revenues will continue to account for a significant portion of its total revenues. Although most of the Company's sales are denominated in US Dollars, exchange rate fluctuations could cause the Company's products to become relatively more expensive to customers in a particular country, causing a decline in revenues and profitability in that country. In addition, international sales, particularly in Europe, are typically adversely affected in the third quarter due to a reduction in business activities during the summer months. Furthermore, global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, communications regulatory standards, safety and emissions control standards, difficulty in staffing and managing foreign operations, longer payment cycles and difficulty in collecting foreign receivables, currency exchange rate fluctuations, changes in monetary and tax policies, tariffs, difficulties in enforcement of intellectual property rights and political uncertainties, could have an adverse impact on the Company's financial condition or future results of operations.

Some of the Company's products incorporate encryption, or scrambling, features to protect the security, confidentiality, and integrity of text or data transmissions. Products with encryption features are subject to export restrictions under the laws of the U.S., Canada, and other countries. In countries other than the U.S. and Canada, encryption products may also be subject to import and/or use restrictions. These restrictions may require the Company or its customers to obtain licenses; may require technical modifications to products; and may prohibit sales of some products to certain destinations or customers. In light of these restrictions, the Company's products available abroad may contain significantly weaker encryption capabilities than those available in the U.S. and Canada, and there can be no assurance that the Company will continue to be able to export its products to destinations outside of the U.S. and Canada. Accordingly, these restrictions could potentially have an adverse effect on the Company's business, financial conditions, or results of operations.

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

Other factors that may affect future results include the accuracy of the Company's internal estimates of revenues and operating expense levels, the outcome of the litigation discussed below under "Legal Proceedings," the Company's ability to complete all necessary Year 2000 upgrades in a timely and cost-effective manner, the realization of the intended benefits of the 1998 restructuring, and material changes in the level of customer-funded research and development activities.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders (the "Annual Meeting") held on June 18, 1998, the stockholders of the Company approved the election of two Class I Directors. The following table sets forth each Class I Director elected at the Annual Meeting (with the vote results) and each Director whose term of office extended beyond the Annual Meeting:

                                Term
Name                  Class   Will Expire   For          Withheld
----                  -----   -----------   ---          --------
Paul C. O'Brien         I        2001       26,992,074   332,115
James L. Zucco, Jr.     I        2001       26,992,074   332,115
David C. Cole*          II       1999       N/A          N/A
Richard J. Egan         II       1999       N/A          N/A
Henry F. McCance**      III      2000       N/A          N/A
David B. Yoffie         III      2000       N/A          N/A


* Effective June 18, 1998, Mr. Cole resigned as a member of the Board of Directors and was replaced by Michael E. Lehman.

** Effective June 18, 1998, Mr. McCance resigned as a member of the Board of Directors and was replaced by Carol Herod Sharer.



Item 5.  Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting"), stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than December 4, 1998.

In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed by first class United States mail, postage prepaid, to the Clerk of the Company at the principal offices of the Company, and received not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided however, that if less than 70 days notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal shall have been mailed or delivered to the Clerk not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on June 3, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than March 5, 1999 and no later than April 5, 1999. The advance notice provisions of the Company's by-laws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


     Exhibit No.    Description of Exhibit
     -----------    ----------------------
     Exhibit 10.1   Sublease Between Shiva Corporation, Landlord, and
                    Netcentric Corporation, Tenant, dated May 29, 1998.

     Exhibit 27.0   Financial Data Schedule.


    (b)  Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K dated April 9, 1998 pursuant to Item 2 thereof, reporting the completion of its acquisition of substantially all of the assets of Isolation Systems, Limited, an Ontario corporation, for approximately US$37,000,000 in cash pursuant to an Asset Purchase Agreement dated as of February 18, 1998 between the Company and Isolation Systems, Limited. In addition, the Company assumed substantially all the liabilities of Isolation Systems, Limited as part of the acquisition, including the payment of transaction fees associated with the acquisition of approximately in the aggregate of US$1,900,000. On June 8, 1998 the Company filed an amendment to this Current Report on Form 8-K/A to include certain financial information with respect to Isolation Systems, Limited and the Company.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHIVA CORPORATION


Date:   August 18, 1998            by:  /s/ Robert P. Cirrone
                                        ---------------------
                                   Senior Vice President, Finance and
                                   Administration, and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting
                                   Officer)

                            SHIVA CORPORATION
                              EXHIBIT INDEX

Exhibit No.    Descripton of Exhibit
-----------    ---------------------
Exhibit 10.1   Sublease Between Shiva Corporation, Landlord, and
               Netcentric Corporation, Tenant, dated May 29, 1998.

Exhibit 27.0   Financial Data Schedule.

---------------------------------------