Form 10-Q
period 1998-10-03
SHIVA CORP
filed 1998-11-17
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly period ended October 3, 1998

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from        to
                                           -----     -----

                     Commission File Number 000-24918
                                            -------

                           SHIVA CORPORATION
        (Exact name of registrant as specified in its charter)


         Massachusetts                        0004-2889151
------------------------------       --------------------------------
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

The number of shares outstanding of the registrant's Common Stock as of November 4, 1998 was 30,422,850.

                            SHIVA CORPORATION

                                 INDEX
                                 -----
                                                                    Page
                                                                    ----
Part I        Financial Information

   Item 1     Consolidated Financial Statements

              Consolidated Balance Sheet
              October 3, 1998 and January 3, 1998                     3

              Consolidated Statement of  Operations
              Three and nine months ended October 3, 1998
              and September 27, 1997                                  4

              Consolidated Statement of Cash Flows
              Nine months ended October 3, 1998 and September 27,
              1997                                                    5

              Notes to Consolidated Financial Statements              6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10

   Item 3     Quantitative and Qualitative Disclosures About Market
              Risk                                                   19

Part II       Other Information

   Item 1     Legal Proceedings                                      20

   Item 6     Exhibits and Reports on Form 8-K                       20

   Signature                                                         21

                            SHIVA CORPORATION
                        Consolidated Balance Sheet
                 (in thousands, except share related data)
                                             October 3,    January 3,
                                               1998          1998
                                           -------------  ------------
                                            (unaudited)
Assets
Current assets:
  Cash and cash equivalents                   $ 28,662     $ 58,915
  Short-term investments                        39,353       36,868
  Accounts receivable, net of allowances
   of $8,718 at October 3, 1998 and
   $8,037 at January 3, 1998                    15,978       23,169
  Inventories                                   12,694       14,058
  Deferred income taxes                          8,684        8,683
  Prepaid expenses and other current assets      1,667        2,369
                                              --------     --------
     Total current assets                      107,038      144,062
Property, plant and equipment, net              19,703       26,093
Deferred income taxes                           23,686        8,840
Other assets                                     6,881        3,251
                                              --------     --------
     Total assets                             $157,308     $182,246
                                              ========     ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                            $  6,017     $  9,376
  Accrued expenses                              29,300       22,304
  Deferred revenue                               4,969        4,068
                                              --------     --------
     Total current liabilities                  40,286       35,748
                                              --------     --------
Deferred income taxes                              575          554
                                              --------     --------
     Total liabilities                          40,861       36,302
                                              --------     --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized,
   none issued                                    -            -
  Common stock. $.01 par value;
   100,000,000 shares authorized,
   30,527,765 and 29,605,848 shares
   issued at October 3, 1998 and
   January 3, 1998, respectively                   305          296
  Additional paid-in capital                   155,076      153,036
  Treasury stock at cost, 106,115 shares
   at October 3, 1998                           (1,307)        -
  Unrealized gain on investments                   227          110
  Cumulative translation adjustment               (200)        (308)
  Accumulated deficit                          (37,654)      (7,190)
                                              ---------    ---------
     Total stockholders' equity                116,447      145,944
                                              ---------    ---------
     Total liabilities and stockholders'
      equity                                  $157,308     $182,246
                                              ========     ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             SHIVA CORPORATION
                     Consolidated Statement of Operations
                    (in thousands, except per share data)
                                 (unaudited)
                             Three months ended         Nine months ended
                        --------------------------  --------------------------
                          October 3,  September 27,  October 3,  September 27,
                            1998        1997           1998         1997
                        ------------ -------------   ----------  -------------
Revenues:
   Product                $ 22,594    $ 29,117       $ 80,089     $ 88,083
   Service                   2,578       1,965         19,211        5,134
   Licenses, royalties
    and other                6,520       4,499          8,717       13,261
                          --------    --------       --------     --------
     Total revenues         31,692      35,581        108,017      106,478

Cost of revenues:
   Product                  10,746      13,609         36,625       47,952
   Service                   1,343       1,710         11,575        4,955
                          --------    --------       --------     --------
     Total cost of
      revenues              12,089      15,319         48,200       52,907
                          --------    --------       --------     --------
Gross profit                19,603      20,262         59,817       53,571
                          --------    --------       --------     --------
Operating expenses:
   Research and
    development              6,402       6,937         15,623       18,676
   Selling, general and
    administrative          15,138      17,622         45,148       55,929
   In-process research
    and development              -           -         34,500            -
   Restructuring expenses    2,235           -         13,300            -
                          --------    --------       --------     --------
   Total operating
    expenses                23,775      24,559        108,571       74,605
                          --------    --------       --------     --------
Loss from operations        (4,172)     (4,297)       (48,754)     (21,034)

Interest income                810         887          2,824        2,787
Interest and other income
 (expense), net                715         (26)         1,130         (294)
                          --------    ---------      ---------    ---------
Loss before income taxes    (2,647)     (3,436)       (44,800)     (18,541)
Income tax benefit            (847)     (1,306)       (14,336)      (7,045)
                          ---------   ---------      ---------    ---------
Net loss                  $ (1,800)   $ (2,130)      $(30,464)    $(11,496)
                          =========   =========      =========    =========

Net loss per share -
 basic and diluted        $  (0.06)   $  (0.07)      $  (1.01)    $  (0.39)
                          =========   =========      =========    =========
Shares used in computing
 net loss per share -
 basic and diluted          30,394      29,387         30,175       29,165
                          =========   =========      =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SHIVA CORPORATION
                  Consolidated Statement of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                            (in thousands)
                             (unaudited)
                                                  Nine Months Ended
                                           -------------------------------
                                            October 3,      September 27,
                                               1998             1997
                                           ------------     -------------
Cash flows from operating activities
  Net loss                                  $ (30,464)       $ (11,496)
  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
   In-process research and development         34,500                -
   Depreciation and amortization                9,024            7,430
   Non-cash restructuring charge                3,570                -
   Deferred income taxes                      (14,399)          (8,123)
   Changes in assets and liabilities,
    net of effects of acquisition:
    Accounts receivable                         8,066           14,633
    Inventories                                 1,467              658
    Prepaid expenses and other current
     assets                                       768              (89)
     Accounts payable                          (3,947)          (3,285)
     Accrued expenses                           6,627              851
     Deferred revenue                             881            1,061
     Other long term liabilities                    -              (17)
                                            ---------        ----------
    Net cash provided by operating
     activities                                16,093            1,623
                                            ---------        ----------
Cash flows from investing activities
  Purchases of property, plant and
   equipment                                   (3,529)          (8,788)
  Payments for acquisition                    (39,925)               -
  Capitalized software development costs         (320)            (889)
  Purchases of short-term investments         (32,367)         (23,104)
  Proceeds from maturity and sales of
   short-term investments                      29,999           16,309
  Change in other assets                         (556)          (2,176)
                                            ----------       ----------
    Net cash used by investing activities     (46,698)         (18,648)
                                            ----------       ----------
Cash flows from financing activities
  Principal payments on long-term debt
   and capital lease obligations                 (119)            (344)
  Purchases of treasury stock                  (1,307)               -
  Proceeds from exercise of stock options       1,601            2,014
                                            ----------       ----------
    Net cash provided by financing
     activities                                   175            1,670
                                            ----------       ----------
Effects of exchange rate changes on
 cash and cash equivalents                        177              223
                                            ----------       ----------
Net decrease in cash and cash
 equivalents                                  (30,253)         (15,132)
Cash and cash equivalents, beginning
 of period                                     58,915           72,067
                                            ----------       ----------
Cash and cash equivalents, end of
 period                                     $  28,662        $  56,935
                                            ==========       ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SHIVA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1.  BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Such adjustments are of a normal recurring nature, except for the restructuring charges incurred during the three-month and nine-month periods ended October 3, 1998 and the in-process research and development charges incurred during the nine-month period ended
    October 3, 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

    The results of operations for the three-month and nine-month periods ended October 3, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.  EARNINGS PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings per Share," and has restated earnings per share amounts for all periods presented herein.

                                     Three months ended   Three months ended
                                       October 3, 1998    September 27, 1997
                                     ------------------   ------------------
Net loss                               ($1,800,000)         ($2,130,000)
                                       ============         ============
Weighted average shares outstanding     30,394,028           29,387,230
Common-equivalent shares outstanding             -                    -
                                       ------------         ------------
  Weighted average and common
   equivalent shares outstanding        30,394,028           29,387,230
                                       ------------         ------------
Basic and diluted net loss per share        ($0.06)              ($0.07)
                                      =============         ============

                                      Nine months ended    Nine months ended
                                       October 3, 1998    September 27, 1997
                                     ------------------   ------------------
Net loss                               ($30,464,000)        ($11,496,000)
                                       =============        =============
Weighted average shares outstanding      30,174,813           29,165,388
Common-equivalent shares outstanding             -                    -
                                       -------------        -------------
  Weighted average and common
   equivalent shares outstanding         30,174,813           29,165,388
                                       -------------        -------------
Basic and diluted net loss per share         ($1.01)              ($0.39)
                                       =============        =============

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

    At October 3, 1998, the Company had cash and cash equivalents of $28,662,000 and short-term investments of $39,353,000, including an unrealized gain of $227,000 recorded as a separate component of stockholders' equity. The Company's short-term investments at October 3, 1998, classified as available-for-sale, consist of municipal securities, corporate debt securities and U.S. Treasury securities, with various maturity dates through August 2000.

4.  INVENTORIES:

    Inventories consist of the following:

                                      October 3,   January 3,
    (in thousands)                       1998         1998
                                      ----------   ----------
    Raw materials                     $  6,424     $  7,199
    Work-in-process                         61           57
    Finished goods                       6,209        6,802
                                      --------     --------
                                      $ 12,694     $ 14,058
                                      ========     ========


5.  COMPREHENSIVE INCOME:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." The Company adopted FAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss for the three-month and nine-month periods ended October 3, 1998 was $1,638,000 and $30,311,000, respectively, and includes the after-tax effect of foreign currency translation adjustments and unrealized holding gains on its cash and short-term investments arising during the periods.


6.  ACQUISITION:

    On March 26, 1998, the Company acquired Isolation Systems, Limited, a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term investment balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,925,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The fair value of the net assets acquired was $617,000, and $34,500,000 of the purchase price was allocated to in-process research and development. The amount allocated to in-process research and development was determined through established valuation techniques in the high-technology communications industry and was expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired, excluding the in-process research and development charge recorded in the first quarter of 1998, will be amortized on a straight-line basis over three years. This excess approximated $4,808,000, and consisted of developed technology of $2,000,000, an assembled workforce of $300,000 and $2,508,000 in other intangible assets. Pursuant to an indemnification agreement, upon the occurrence of certain events, the Company may also pay an amount not to exceed $6,500,000, which would be recorded as additional goodwill and amortized over the remaining useful life of the asset.

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

                             Three months ended          Nine months ended
                        ---------------------------  -------------------------
                          October 3,  September 27,  October 3,  September 27,
    (in thousands)           1998        1997           1998         1997
                        ------------  -------------  ----------  -------------
    Total revenues       $31,692     $36,120          $109,275    $107,396
    Operating loss        (4,172)     (4,969)          (14,273)    (23,210)
    Net loss              (1,800)     (3,036)           (7,501)    (14,277)
                         ========    ========         =========   =========
    Net loss per share -
     basic and diluted    ($0.06)     ($0.10)           ($0.25)     ($0.49)
                         ========    ========         =========   =========

    The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


7.  RESTRUCTURING EXPENSES:

    During the second quarter of fiscal 1998, the Company approved and implemented a restructuring program to align its financial model with its strategic focus on providing remote access solutions for business. The plan included a reduction of the Company's worldwide workforce by approximately 130 employees, most of whom were based in Europe, with the remainder in the United States. A majority of these employees identified were terminated on July 13, 1998 and the remaining terminations were completed on October 15, 1998. The Company recorded restructuring expenses of $2,235,000 in the three-month period ended October 3, 1998, which included $1,176,000 for severance, benefits and other personnel-related expenses and $1,059,000 in professional fees, facilities and other costs. As of October 3, 1998, $40,000 of severance, benefits and other personnel-related costs and $121,000 of professional fees, facilities and other costs had been paid.

    The Company also recorded restructuring expenses of $9,435,000 in the three-month period ended July 4, 1998, which included $4,585,000 for severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, and $1,280,000 in professional fees, facilities and other costs. As of October 3, 1998 $3,196,000 of severance, benefits and other personnel-related costs and $645,000 of professional fees, facilities and other costs have been paid.

    In addition, the Company recorded $1,630,000 of restructuring expenses during the first quarter of fiscal 1998. These expenses, comprised primarily of severance-related costs, were the result of the restructuring of the Company's sales and marketing operations. Substantially all of these costs have been paid.


8.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

    The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.


9.  SUBSEQUENT EVENT

    On October 19, 1998, Shiva Corporation and Intel Corporation ("Intel") entered into a definitive merger agreement. Under the merger agreement, if the proposed merger is consummated, Shiva will become a wholly-owned subsidiary of Intel. In the merger, each share of Shiva stock, other than shares held by stockholders who exercise statutory appraisal rights, would be converted into the right to receive $6 per share in cash. The transaction is subject to approval by Shiva stockholders, regulatory approval and other conditions.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nortel Agreements. The Company has been party to a strategic relationship with Northern Telecom, Inc. ("Nortel") since 1995 which has evolved over time. On September 28, 1998, the Company signed an amended agreement with Nortel (the "1998 Amendment") under which the Company will receive a revenue stream of $20,000,000, with little or no direct cost, over the contract term which began in the three-month period ended October 3, 1998 and expires in the fourth quarter of fiscal 1999. The financial terms of the 1998 Amendment provide the Company with a comparable level of gross profit, and supersedes the terms of, the OEM agreement (the "1998 Agreement") signed on February 28, 1998, under which Nortel was to issue purchase orders for a minimum of $5,000,000 per quarter to purchase the Company's products with a minimum aggregate amount of $40,000,000 over the term of the contract, which began in the three-month period ended April 4, 1998. These OEM purchases from Nortel had replaced the minimum royalty arrangement with the Company that was in effect during fiscal 1997. In the first two quarters of fiscal 1998, the Company also received total professional services revenue of $12,000,000 from Nortel related to the development of carrier class remote access technology. The OEM purchases and professional services in the first two quarters of 1998 had resulted in higher revenues from Nortel through such period, which carried lower gross margins than those achieved in 1997.
Beginning in the three-month period ended October 3, 1998, however, gross margins as a percentage of revenues from Nortel are expected to increase, as a significant portion of the revenues from Nortel will consist of the revenue stream provided under the terms of the 1998 Amendment, which carry little or no direct cost.

On April 23, 1998, Nortel exercised its option under the 1998 Agreement to license certain Shiva technology. Pursuant to the terms of the agreement, Shiva will record a total of $26,000,000 ratably over ten quarters, or $2,600,000 per quarter, which began in the second quarter of fiscal 1998, for the license and other items related to intellectual property. Proceeds from this license agreement are being accounted for as $2,000,000 in LanRover Access Switch revenue and $600,000 in other income per quarter over the license term.

Revenues. Revenues in the three-month and nine-month periods ended October 3, 1998 were $31,692,000 and $108,017,000, respectively, compared to $35,581,000 and $106,478,000 in the comparable periods in fiscal 1997, respectively. The 11% decrease in revenues in the three-month period ended October 3, 1998 was primarily due to lower revenues from the Company's LanRover and LanRover Access Switch products, partially offset by increased revenues from other remote access products. Revenues increased slightly in the nine-month period ended October 3, 1998 compared to the corresponding period in fiscal 1997 principally due to higher service revenues, which increased to $19,211,000 in the nine-month period ended October 3, 1998 from $5,134,000 during the comparable period in fiscal 1997. This increase was primarily due to $12,000,000 in professional services revenue from Nortel related to the development of carrier class remote access technology pursuant to the 1998 Agreement. This increase in service revenues was partially offset by lower revenues from the Company's LanRover product line due to lower volume shipments, as well as decreased license, royalty and other revenues, primarily related to the LanRover Access Switch products as discussed below. Revenues in the nine-month period ended September 27, 1997 were negatively impacted by price protection provisions of $6,700,000, of which $3,900,000 related to the LanRover and $2,800,000 related to the LanRover Access Switch, due to increased price competition and price reductions on the V.34 modem card due to the availability of 56K modem technology in the access concentrator market. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products.

Revenues from the LanRover Access Switch in the three-month and nine-month periods ended October 3, 1998 decreased to $11,413,000 and $40,930,000, respectively, from $14,700,000 and $45,947,000 in the comparable periods in fiscal 1997, primarily due to lower license and royalty revenues from Nortel, and lower volume shipments. Revenues from the LanRover Access Switch in fiscal 1997 included minimum royalty revenues from Nortel, which will not recur in fiscal 1998 (as described above) that were based on sales of the Nortel Rapport 112, an OEM version of the LanRover Access Switch. The loss of these royalty revenues was partially offset by license revenues from Nortel as part of the 1998 Agreement recorded in the second and third quarters of fiscal 1998, and by the price protection provisions of $2,800,000 recorded in the first quarter of fiscal 1997 as described above.

Revenues from the LanRover product line in the three-month and nine-month periods ended October 3, 1998 decreased to $7,396,000 and $25,534,000, respectively, from $13,475,000 and $39,238,000 in the comparable periods in fiscal 1997, primarily due to lower volume shipments. LanRover revenues in the nine-month period ended September 27, 1997 were negatively impacted by price protection provisions of $3,900,000.

Revenues from the Company's other remote access products increased to $9,517,000 and $18,696,000, respectively, in the three-month and nine-month periods ended October 3, 1998 from $3,984,000 and $11,016,000 in the comparable periods in fiscal 1997. The increase in the three-month and nine-month periods ended October 3, 1998 was primarily related to revenues recorded in accordance with the 1998 Amendment with Nortel, increased revenues from the Company's AccessPort product, and the introduction of the LanRover VPN Gateway product as a result of the acquisition of Isolation Systems, Limited on March 26, 1998, partially offset by decreased revenues from certain other products.

The Company provides its distributors and resellers with product return rights for stock balancing and product evaluation. Revenues were reduced by provisions for product returns of $2,125,000 and $7,441,000, or 6% of gross revenues, in the three-month and nine-month periods ended October 3, 1998, respectively. Provisions for product returns were $2,439,000, or 6% of gross revenues, and $13,784,000, or 11% of gross revenues in the corresponding periods in fiscal 1997. Provisions for product returns were higher in the nine-month period ended September 27, 1997 compared to the nine-month period ended October 3, 1998 primarily a result of provisions recorded in the first quarter of fiscal 1997 to account for slow-moving and discontinued products in the Company's North American distribution channels.

Revenues from OEM customers represented 21% and 29% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared to 26% and 25% in the comparable periods in fiscal 1997. The decrease in the three-month period ended October 3, 1998 was primarily due to decreased OEM purchases from Nortel and IBM, partially offset by increased revenues from Nortel related to the 1998 Amendment.
The increase in the nine-month period ended October 3, 1998 was primarily due to the $12,000,000 in professional services revenue received from Nortel in the first two quarters of 1998. The Company anticipates that OEM revenues will decline in future periods.

International revenues accounted for 41% and 37% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared with 43% and 50% in the corresponding periods in fiscal 1997. International revenues were lower in the three-month and nine-month periods ended October 3, 1998 due to decreased sales in the Pacific
Rim and Europe. In addition, international revenues represented a significantly higher proportion of total revenues in the nine-month period ended September 27, 1997 due to the impact of the return provisions and price protection provisions that significantly reduced revenues from the Company's North American distribution channels in 1997.

Gross Profit. Gross profit was $19,603,000 and $59,817,000, for the three-month and nine-month periods ended October 3, 1998, respectively, compared to $20,262,000 and $53,571,000 for the comparable periods in fiscal 1997. This represented 62% and 55% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared to 57% and 50% in the corresponding periods in 1997. Gross profit as a percentage of revenues increased in the three-month period ended October 3, 1998 due to the increase in license, royalty and other revenues, which carry little or no direct cost. Gross profit in the nine-month period ended September 27, 1997 included the negative impact of price protection provisions of $6,700,000, as previously described, and provisions for slow-moving inventories.
The provisions for slow-moving inventories increased cost of revenues by $6,463,000, and related to V.34 modem cards, for which demand had decreased due to the availability of 56K modem technology, and certain other products. Excluding the impact of these provisions, gross profit as a percentage of revenues would have been 59% in the nine-month period ended September 27, 1997. Gross profit as a percentage of revenues was negatively impacted in the nine-month periods ended October 3, 1998 due to the professional services revenue and OEM product (non-license and royalty) revenues from Nortel. Each of these revenue streams from Nortel carried lower gross profit percentages than the Company's non-Nortel product revenues, and significantly lower gross profit percentages than the Nortel royalty revenues recorded in the year earlier period. In the future, the Company's gross margins may be affected by several factors, including but not limited to the competitive pricing environment, product mix, the level of license and royalty revenue as a percentage of total revenue, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses during the nine-month period ended October 3, 1998 primarily related to the development of new and existing remote access products, including products which incorporate technology to support virtual private networking. Research and development expenses decreased to $6,402,000 and $15,623,000 in the three-month and nine-month periods ended October 3, 1998 from $6,937,000 and $18,676,000 during the comparable periods in fiscal 1997. The decrease in research and development expenses for the three-month period ended October 3, 1998 compared to the three-month period ended September 27, 1997 was primarily due to restructuring actions as the Company discontinued operations at the Edinburgh, Scotland, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel. The decrease in these expenses for the nine-month period ended October 3, 1998 compared to the nine-month period ended September 27, 1997 was primarily due to the restructuring of the Company's relationship with Nortel in fiscal 1998 under which Nortel had previously contracted with the Company for the development of carrier class remote access technology. Under the terms of the 1998 Agreement, the Company recognized a total of $12,000,000 in professional services revenue in the nine-month period ended October 3, 1998 as work was performed. Accordingly, expenses related to these development efforts of $7,422,000 in the nine-month period ended October 3, 1998, have been included in cost of service revenues in the accompanying statement of operations. This decrease in research and development expenses associated with the 1998 Agreement was partially offset by a reduction in capitalized software development costs, as well as a decrease in customer funded development fees, which are recorded as an offset to research and development expenses. There were no such fees recorded in the three-month and nine-month periods ended October 3, 1998, compared to $1,500,000 and $4,954,000 in the three-month and nine-month periods ended September 27, 1997. Capitalized software development costs were $233,000 and $320,000 for the three-month and nine-month periods ended October 3, 1998, compared with $488,000 and $888,000 in the comparable periods in fiscal 1997. Gross research and development expenses decreased to $6,635,000 and $23,365,000, respectively, in the three-month and nine-month periods ended October 3, 1998 from $8,925,000 and $24,518,000 in the comparable periods in fiscal 1997. The Company anticipates continued significant investment in research and development primarily focused on providing remote access solutions for the business access market.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $15,138,000 and $45,148,000 in the three-month and nine-month periods ended October 3, 1998 from $17,622,000 and $55,929,000 in the comparable periods in fiscal 1997. These expenses represented 48% and 42% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared to 50% and 53% in the corresponding periods in 1997. The decrease in gross expenses was due to several factors, including lower personnel costs due to the restructuring of the Company's sales and marketing organization as discussed below, as well as decreased costs incurred for travel, channel and marketing programs, trade shows, recruiting, temporary help and various facilities related expenses. These decreases were partially offset by increased bad debt expense. Selling, general and administrative expenses in the three-month and nine-month periods ended September 27, 1997 are net of expenses reimbursed by Nortel of $1,623,000 and $3,831,000, respectively, related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel that had been dedicated to marketing Nortel's remote access equipment to carriers and service providers through the first quarter of fiscal 1998. Expenses reimbursed by Nortel in the first quarter of 1998 were $1,018,000. Nortel no longer funds the SPG unit.

Restructuring Expenses. The Company recorded restructuring expenses of $2,235,000 and $13,300,000 in the three-month and nine-month periods ended October 3, 1998, respectively. Restructuring expenses in the three-month period ended October 3, 1998 consisted of $1,176,000 in severance, benefits and other personnel-related expenses and $1,059,000 in professional fees, facilities and other costs. Restructuring expenses for the nine-month period ended October 3, 1998 consisted of $6,957,000 in severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, and $2,773,000 in professional fees, facilities and other costs. These restructuring expenses were primarily a result of the restructuring of the Company's sales and marketing operations as well as a formal plan announced by the Company on April 15, 1998 to restructure its worldwide operations and align its financial model with the strategic focus on providing remote access solutions for business. Specifically, Shiva discontinued operations at the Edinburgh, Scotland, facility and has relocated certain technical support staff to the Wokingham, United Kingdom, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel. The Company anticipates that substantially all of the cash restructuring charges will be paid out from the Company's cash and short-term investment balances by the end of fiscal 1998.

Interest Income and Expense. Interest income decreased during the three-month period ended October 3, 1998 over the corresponding period in fiscal 1997 primarily as a result of the cash used in the acquisition of Isolation Systems, Limited. Interest income increased during the nine-month period ended October 3, 1998 over the corresponding period in fiscal 1997 primarily due to the Company's shift from federal tax-exempt securities into taxable securities, which resulted in a higher overall yield on its investments. Interest and other income for the three-month period ended October 3, 1998 was $715,000 compared with interest and other expense of $26,000 for the period ended September 27, 1997. This change is primarily due to the inclusion of $600,000 of income resulting from the option exercised by Nortel under the 1998 Agreement to license certain Shiva technology.

Income Tax Benefit. The Company's effective tax rate in each of the three-month and nine-month periods ended October 3, 1998 was 32%, down from 38% in each of the three-month and nine-month periods ended September 27, 1997, primarily due to the impact of nondeductible restructuring charges.


Foreign Currency Fluctuations and Conversion to Euro

Foreign currency fluctuations did not have a significant impact on the results of operations in the three-month and nine-month periods ended October 3, 1998 as compared with those of the comparable periods in fiscal 1997. However, the Company's international operations will continue to be exposed to adverse movements in foreign currency exchange rates which may have a material adverse impact on the Company's financial results. The Company enters into forward exchange contracts to hedge those currency exposures related to certain assets and liabilities denominated in non-functional currencies and does not generally hedge anticipated foreign currency cash flows.

Certain of the member countries of the European Union have agreed to adopt a new currency, the Euro, as their common legal currency. On January 1, 1999, the countries will establish fixed conversion rates between their existing currencies and the Euro. The Company has not yet completed its analysis of the potential impact the conversion to the Euro may have on its business or results of operations.


Year 2000

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures (the "Year 2000 issue"), which can arise in certain time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

The Company is in the process of assessing its exposure to the Year 2000 issue. The Company has divided the assessment into multiple projects which are currently being undertaken by Company employees in applicable functions. The Company may consider the use of independent consultants or other external resources if major incremental Year 2000 issues are found as a result of the Company's internal Year 2000 assessment. The assessment project includes the Company's product compliance testing (and related engineering remedial work), internal systems assessment and third-party supplier assessment. All Year
2000 activity has been funded from operating cash flows, and the Company has not separately accounted for these costs. The Company's total cost relating to all of these activities (excluding replacement systems) has not been, and management anticipates that such costs are not expected to be material to the Company's financial position, results of operations or cash flows.

The Company has developed an extensive Year 2000 product test suite which is based on various industry standard Year 2000 tests. The test suite can be found on the Company's web site. The Company has tested approximately fifty percent of its products against the suite, and has published the test results on the Company's web site at www.shiva.com. The web site is updated weekly with test results as the testing is completed. The Company anticipates that all of its products will have been tested by the end of 1998.

To date, the Company is aware that the SpiderManager and certain Shiva Access Manager products are not Year 2000 compliant. The
SpiderManager product will display the year number in the activity log date field as three digits. The Company believes that this characteristic does not have any system operational implications for the product, therefore, the Company does not anticipate undertaking additional research and development or remediation efforts to change this display characteristic. The Shiva Access Manager NT 1.0 product uses only two digits to store year information. The system interprets these two digits as being in the twentieth century before year 2000, and will interpret the two digits as being in the twenty-first century after year 2000. The Company believes that this date calculation methodology could reactivate previously terminated user accounts and may produce incorrect log files if both twentieth and twenty-first century dates are involved. This Year 2000 issue has been corrected in Shiva Access Manager NT at version 2.0 and higher versions. The
Company has strongly recommended that its customers implement the suggested upgrade to correct the problem. The Company does not anticipate undertaking additional research and development or remediation efforts incurring additional expenses to correct this Year 2000 issue. Shiva Access Manager version 2.x and 3.x support Vasco Data Security, Inc.'s ("Vasco's") time-based hard tokens. After the change of century, any Vasco time-based hard tokens will fail to authenticate a user which will cause an authorized user to be denied access to the system.
This Year 2000 issue has been corrected in Shiva Access Manager 4.0 which incorporates new token libraries from Vasco. The Company has strongly recommended that its customers using Vasco time-based hard tokens upgrade to version 4.0 or higher versions to correct the problem. All users of a Vasco time-based hard token must also have their hard tokens reprogrammed by Vasco in order to correct the Year
2000 issue. The Company does not anticipate undertaking additional research and development or remediation efforts for this Year 2000 issue. The Shiva Access Manager Accountant cannot allow entry of full
Year 2000 compliant dates into some of its data entry screens. This does not affect the operation of the software but may cause some resulting reports to be incorrect. This Year 2000 issue has been corrected and will be released in the next revision of the product, which is due to be released in the last quarter of 1998 or first quarter of 1999. The Company has strongly recommended that customers using Shiva Access Manager Accountant upgrade to the new release when available. The Company does not anticipate undertaking additional research and development or remediation efforts or incurring additional expenses for this Year
2000 issue. To assist customers who have Shiva Access Manager products that are not Year 2000 compliant, the Company plans to launch a special upgrade program within the next six months to ensure the Year 2000 compliant versions are in place by the century change. The Company does not expect the cost of the upgrade program to be material to the results of the Company.

Even after extensive testing, there can be no guarantee that one or more current Company products do not contain Year 2000 issues that may result in material costs to remedy. The Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than other industries. Since computer systems may involve various hardware, software and firmware components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products or services are Year 2000 compliant. The possibility and outcome of any such lawsuits and the potential impact on the Company cannot be determined at this time.

The Company has completed its initial audit of the Company's major information technology ("IT") systems. The Company replaced its North American finance and manufacturing system in the third quarter of fiscal 1998 with a Year 2000 compliant system. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1999, and is currently identifying and developing compliance strategies for its remaining systems that may be impacted by the Year 2000 issue. The
Company is also assessing its non-IT systems for Year 2000 non-compliance. The initial assessment of non-IT systems is scheduled to be completed in the first quarter of 1999.

The Company is in process of developing a Year 2000 plan with each of the Company's manufacturing contractors. The plans are targeted to be completed by the end of 1998. The plans will address manufacturing process, component and supplier Year 2000 readiness/compliance and the Company does not expect the cost of such plans to be material. The Company has begun to initiate formal communications and projects with its significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their Year 2000 issues. The Company has received some assurances regarding the status of Year 2000 issues from its vendors; however, there is no guarantee that third party systems will be compliant, and such non-compliance could have an adverse effect on the Company. For example, if some of the Company's component vendors are not Year 2000 compliant it could adversely impact the Company's Year 2000 compliance program.

The Company currently does not have a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the business, financial condition and results of operations. Delays in Year 2000 compliance could also adversely affect the Company's reputation and competitive position and impair its ability to process customer transactions and orders and payments of supplierr merchandise.

The foregoing shall be considered a Year 2000 readiness disclosure to maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

Liquidity and Capital Resources

As of October 3, 1998, the Company had $28,662,000 of cash and cash equivalents and $39,353,000 of short-term investments. Working capital decreased by 38% to $66,752,000 at October 3, 1998 from $108,314,000 at January 3, 1998, primarily due to cash used to acquire Isolation Systems, Limited.

Net cash provided by operations totaled $16,093,000 for the nine-month period ended October 3, 1998 compared with $1,623,000 during the comparable period in fiscal 1997. Net cash provided by operations in the nine-month period ended October 3, 1998 resulted primarily from the net loss adjusted for non-cash expenses including in-process research and development, as well as the decrease in accounts receivable and inventories and the increase in accrued expenses, partially offset by a decrease in accounts payable. The decrease in accounts receivable is primarily due to lower revenues and increased collection activities. The decrease in inventories is due to decreased inventory requirements as a result of lower revenue levels. The increase in accrued expenses is primarily due to increases in accrued sales, marketing and manufacturing expenses, and the accrued severance and other costs related to the Company's restructuring efforts. Net cash provided by operations in the nine-month period ended September 27, 1997 resulted primarily from the decrease in accounts receivable, partially offset by the net loss adjusted for non-cash expenses and the increase in deferred income taxes. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions, as well as increased collection activity.

Net cash used by investing activities totaled $46,698,000 for the nine-month period ended October 3, 1998, compared to $18,648,000 during the comparable period in fiscal 1997. Investment activity in the nine-month period ended October 3, 1998 consisted primarily of payments related to the purchase of Isolation Systems, Limited, as well as the net purchase of short-term investments and fixed assets. Investment activity in the nine-month period ended September 27, 1997 consisted primarily of purchases of short-term investments and fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash provided by financing activities totaled $175,000 for the nine-month period ended October 3, 1998, compared to $1,670,000 during the comparable period in fiscal 1997. Net cash provided by financing activities for the nine-month period ended October 3, 1998 primarily consisted of proceeds from stock option exercises, partially offset by the purchase of treasury stock. Net cash provided by financing activities in the nine-month period ended September 27, 1997 consisted of proceeds from stock option exercises and purchases of stock under the Company's stock purchase plan, partially offset by principal payments on long-term debt and capital lease obligations.

The Company has a $5,000,000 unsecured revolving credit facility with a bank which expires in March 1999. The terms of the credit facility require the Company to comply with certain restrictive financial covenants. Borrowings under this facility bear interest at the bank's prime rate. At October 3, 1998, available borrowings were reduced by outstanding letters of credit of $842,000 which expire at various dates in 1998. The Company had no borrowings outstanding under this line at October 3, 1998. The Company also has a foreign credit facility of approximately $2,720,000, all of which was available at October 3, 1998. Available borrowings under this facility are decreased by guarantees on certain foreign currency transactions. The terms of the foreign credit facility require the Company to comply with certain restrictive financial covenants. There were no borrowings outstanding under this foreign credit facility at October 3, 1998.

The Company enters into forward exchange contracts to hedge against certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts have maturities that do not exceed one year. At October 3, 1998, the Company had outstanding forward exchange contracts to purchase $7,093,000 and to sell $1,016,000 in various currencies which mature on various dates through February 26, 1999.

The Company believes that its existing cash and short-term investment balances, together with borrowings available under the Company's bank credit facilities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.


Certain Factors That May Affect Future Results

Certain information contained herein, and information provided by the Company or statements made by its employees may, from time to time, contain "forward-looking" information which involve risks and uncertainties. Any statements contained in the Management's
Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein that are not historical facts may be "forward-looking" statements. Certain information contained herein concerning the Company's anticipated plans and strategies for its business, available cash and cash equivalents and sources of financing, research and development and other expenditures, effects of the restructuring actions, ability to achieve Year 2000 compliance, and effects of the 1998 Agreement and the 1998 Amendment with Nortel consists of forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

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

The Company operates in a highly competitive market that is characterized by an increasing number of well-funded competitors from diverse industry sectors, including but not limited to suppliers of software, modems, terminal servers, routers, hubs, data communications products and companies offering remote access solutions based on emerging technologies, such as switched digital telephone services, remote access service offerings by telephony providers via telephone networks and other providers through public networks such as the Internet. In particular, the rapid entry of large telecommunications and service provider competitors, such as Lucent and Nortel, to the remote access market, in addition to large traditional networking vendors, such as Cisco and 3Com, has resulted in increased competition. In addition, customers increasingly view remote access offerings as a component of an end-to-end solution that is most effectively provided by very large-scale companies, which have significantly greater resources than the Company and which customers may perceive as best suited to address a variety of their needs over a long period of time. Increased competition has resulted and may continue to result in price reductions and loss of market share, which has and may continue to adversely affect the Company's revenues and profitability. There can be no assurance that the Company will be able to continue to compete successfully with new or existing competitors.

The Company currently relies on sales of the LanRover Access Switch to achieve its revenue and profitability objectives. Sales of other communications products and other remote access products, including the LanRover product, decreased in the first nine months of fiscal 1998 and fiscal 1997, due in part to increased competition. There can be no assurance that the Company will be successful in modifying current product offerings to increase sales of its products.

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

The market for remote access products has changed dramatically in recent years. Computer users have increasingly utilized the Internet for remote access. A number of factors contributed to this transition, including cost, ease of use and the increasing public awareness, use and acceptance of the Internet. In order to address the changing needs of this market, the Company has recently revised its strategic focus, seeking to decrease its reliance on its traditional products and on its relationship with Nortel while devoting additional resources to products that increase the security of remote access conducted on the Internet and allowing the establishment of virtual private networks ("VPNs"). The introduction of new products and the Company's new strategic focus will require the Company to successfully manage the transition from traditional product offerings in order to minimize the impact on customer ordering patterns, avoid excessive levels of obsolete inventories and ensure that adequate supplies of both new and traditional products are available to meet customer demand. The new Internet-based products represented less than 10% of the Company's sales in the third quarter of 1998, and there can be no assurance the Company's new products will achieve increased market acceptance. The Company's future success will depend upon its ability to implement the transition to Internet-based and VPN products and to meet and adapt to changing customer requirements and emerging technologies. There can be no assurance the Company will be successful in its new strategic focus.

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

The Company's proposed acquisition by Intel Corporation is subject to a number of closing conditions, including, without limitation, regulatory and stockholder approval. Accordingly, there can be no assurance the proposed transaction will be consummated. The failure of the Company to consummate the transaction could require the Company to pay certain fees and expenses pursuant to its agreement with Intel and could also adversely impact the Company's relationships with current and potential employees, customers, suppliers and others. As a result of these and other factors, such failure could have a material adverse effect on the Company's business, financial condition and results of operations, including an adverse impact on the Company's fourth quarter revenues. In addition, any announcement concerning the actual or potential termination of the transaction could have a material adverse effect on the trading price of the Common Stock.

The legal proceedings discussed below under the caption "Legal
Proceedings" could have a material adverse effect on the Company's financial condition.

See also the discussion above under the caption "Year 2000."

The market price of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the industry, as well as general economic conditions and other factors external to the Company.

Other factors that may affect future results include the accuracy of the Company's internal estimates of revenues and operating expense levels and the realization of the intended benefits of the 1998 restructuring.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future.


                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

Not Applicable.

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



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit No.   Description of Exhibit
         -----------   ----------------------
         Exhibit 4.1   Amendment No. 1 to Rights Agreement dated as of
                       September 29, 1995 between the Company and
                       American Stock Transfer & Trust Company, dated as of October 19, 1998.

         Exhibit 10.1  Amendment dated September 28, 1998 to the
                       Agreement dated February 27, 1998 by and between the Company and Northern Telecom, Inc.

         Exhibit 27.0  Financial Data Schedule.


    (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three-month period ended October 3, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHIVA CORPORATION



Date:   November 17, 1998          by: /s/ Robert P. Cirrone
                                       ------------------------------
                                       Senior Vice President, Finance
                                       and Administration,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                             SHIVA CORPORATION
                               EXHIBIT INDEX

Exhibit No.     Description of Exhibit
-----------     ----------------------

Exhibit 4.1     Amendment No. 1 to Rights Agreement dated as of
                September 29, 1995 between the Company and
                American Stock Transfer & Trust Company, dated as of October 19, 1998.

Exhibit 10.1    Amendment dated September 28, 1998 to the
                Agreement dated February 27, 1998 by and between the Company and Northern Telecom, Inc.

Exhibit 27.0    Financial Data Schedule.

----------------------------------------