Form 10-Q/A
period 1998-04-04
SHIVA CORP
filed 1999-01-21
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q/A
                            Amendment No. 1

  (Mark One)
    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly period ended April 4, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from        to
                                        ------    ------

                   Commission File Number 000-24918
                                          ---------

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

                     ___________________________

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

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN
INFORMATION

While responding to a comment letter received from the staff of the Securities and Exchange Commission (the "SEC"), the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process research and development ("R&D") associated with the Company's acquisition of Isolation Systems Limited ("Isolation") in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology, on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September
1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. As a result of applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, July 4, and October 3, 1998 (See
Note 8 to the Company's consolidated financial statements).

This Quarterly Report on Form 10Q/A amends and restates items 1 and 2 of Part I and item 6 of Part II of the Company's Quarterly
Report on Form 10-Q previously filed for the quarter ended April
4, 1998.

                          SHIVA CORPORATION
                     Consolidated Balance Sheet
              (in thousands, except share related data)
                                               April 4,     January 3,
                                                1998           1998
                                              ---------     ---------
                                             (unaudited)
                                            (As Restated-
                                             See Note 8)
Assets
Current assets:
 Cash and cash equivalents                     $ 23,942      $ 58,915
 Short-term investments                          46,040        36,868
 Accounts receivable, net of allowances
  of $9,203 at April 4, 1998 and $8,037
  at January 3, 1998                             20,012        23,169
 Inventories                                     10,844        14,058
 Deferred income taxes                            8,683         8,683
 Prepaid expenses and other current assets        2,139         2,369
                                               --------      --------
   Total current assets                         111,660       144,062
 Property, plant and equipment, net              25,644        26,093
 Deferred income taxes                           10,088         8,840
 Goodwill                                        34,581             -
 Other assets                                     5,228         3,251
                                               --------      --------
   Total assets                                $187,201      $182,246
                                               ========      ========
Liabilities and stockholders' equity
Current liabilities:
 Current portion of long-term debt and
  capital lease obligations                    $      8      $    118
 Accounts payable                                 8,129         9,258
 Accrued expenses                                23,914        22,304
 Deferred revenue                                10,729         4,068
                                               --------      --------
   Total current liabilities                     42,780        35,748

 Deferred income taxes                              561           554
                                               --------      --------
   Total liabilities                             43,341        36,302
                                               --------      --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000
  shares authorized, none issued                      -             -
 Common stock, $.01 par value; 100,000,000
  shares authorized, 30,301,804 and 29,605,848
  shares issued and outstanding at April 4,
  1998 and January 3, 1998, respectively            303           296
 Additional paid-in capital                     153,949       153,036
 Treasury stock at cost, 106,115 shares
  at April 4, 1998                               (1,307)            -
 Unrealized gain on investments                      89           110
 Cumulative translation adjustment                 (139)         (308)
 Accumulated deficit                             (9,035)       (7,190)
                                               --------      --------
   Total stockholders' equity                   143,860       145,944
                                               --------      --------
   Total liabilities and stockholders'
    equity                                     $187,201      $182,246
                                               ========      ========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                         SHIVA CORPORATION
                Consolidated Statement of Operations
                (in thousands, except per share data)
                             (unaudited)
                                           Three months ended
                                       ---------------------------
                                       April 4,          March 29,
                                        1998               1997
                                       --------          ---------
                                      (As Restated-
                                       See Note 8)
Revenues:
  Product                              $ 29,816         $ 25,368
  Service                                 8,174            1,541
  Royalty                                    41            4,250
                                       --------         --------
  Total revenues                         38,031           31,159
                                       --------         --------
Cost of revenues:
  Product                                13,355           20,087
  Service                                 5,194            1,552
                                       --------         --------
  Total cost of revenues                 18,549           21,639
                                       --------         --------
Gross profit                             19,482            9,520
                                       --------         --------

Operating expenses:
  Research and development                4,580            5,961
  Selling, general and administrative    14,808           17,898
  In-process research and development     2,100                -
  Restructuring expenses                  1,630                -
                                       --------         --------
  Total operating expenses               23,118           23,859
                                       --------         --------
Loss from operations                     (3,636)         (14,339)

Interest income                           1,123              962
Interest and other expense                 (200)            (122)
                                       --------         --------
Loss before income taxes                 (2,713)         (13,499)
Income tax benefit                         (868)          (5,129)
                                       --------         --------
Net loss                               $ (1,845)        $ (8,370)
                                       ========         ========
Net loss per share -
  basic and diluted                    $  (0.06)        $  (0.29)
                                       ========         ========
Shares used in computing net loss
  per share - basic and diluted          29,854           28,972
                                       ========         ========

             The accompanying notes are an integral part
              of the consolidated financial statements.


                          SHIVA CORPORATION
                 Consolidated Statement of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                           (in thousands)
                                            Three Months Ended
                                        ---------------------------
                                         April 4,         March 29,
                                           1998              1997
                                         --------         ---------
                                       (As Restated-
                                        See Note 8)
Cash flows from operating activities:
  Net loss                               $ (1,845)        $ (8,370)
  Adjustments to reconcile net
   loss to net cash provided (used)
   by operating activities:
   In-process research and development      2,100                -
   Depreciation and amortization            2,937            2,235
   Deferred income taxes                     (880)               -
   Changes in assets and liabilities,
    net of effects of acquisition:
    Accounts receivable                     3,496           14,901
    Inventories                             3,305            1,302
    Prepaid expenses and other current
     assets                                   301           (5,277)
    Accounts payable                       (1,814)          (3,389)
    Accrued expenses                        1,364           (3,044)
    Deferred revenue                        6,656              119
    Other long-term liabilities                 -              (10)
                                         --------         --------
   Net cash provided (used)
    by operating activities                15,620           (1,533)
                                         --------         --------

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                              (1,617)           (3,015)
  Payments for acquisition               (38,821)                -
  Capitalized software development costs     (88)             (155)
  Purchases of short-term investments    (19,688)           (5,333)
  Proceeds from maturity and sales of
   short-term investments                 10,495             6,525
  Change in other assets                     (36)             (101)
                                        --------          --------
   Net cash used by investing
    activities                           (49,755)           (2,079)
                                        --------          --------
Cash flows from financing activities:
  Principal payments on long-term
   debt and capital lease
   obligations                              (111)             (118)
  Purchases of treasury stock             (1,307)                -
  Proceeds from exercise of stock
   options                                   553               487
                                        --------          --------
   Net cash provided (used) by
    financing activities                    (865)              369
                                        --------           --------
Effects of exchange rate changes
 on cash and cash equivalents                 27               385
                                        --------          --------
Net decrease in cash and cash
 equivalents                             (34,973)           (2,858)
Cash and cash equivalents,
 beginning of period                      58,915            72,067
                                        --------          --------
Cash and cash equivalents, end
 of period                              $ 23,942          $ 69,209
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

                                        Three months    Three months
                                       ended April 4,  ended March 29,
                                           1998             1997
                                       --------------  ---------------
                                       (As restated-
                                       See Note 8)
Net loss                               ($1,845,000)     ($8,370,000)
                                       ============     ============

Weighted average shares outstanding     29,853,766       28,971,621

Common-equivalent shares outstanding             -                -
                                         ------------     -----------
Weighted average and common-
   equivalent shares outstanding        29,853,766       28,971,621

Basic and diluted net loss per share        ($0.06)          ($0.29)
                                        ===========     ============

3.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     At April 4, 1998, the Company had cash and cash equivalents of $23,942,000 and $46,040,000 of short-term investments, including an unrealized gain of $89,000 recorded as a separate component of stockholders' equity. The Company's short-term investments at April 4, 1998, classified as available-for-sale, consist of municipal securities, corporate debt securities, certificates of deposit, high-grade commercial paper and U.S. Treasury securities, with various maturity dates through February 2000.


4.   INVENTORIES:

     Inventories consist of the following:

                                      April 4,    January 3,
     (in thousands)                     1998        1998
                                      --------    ----------
     Raw materials                    $ 5,707     $ 7,199
     Work-in-process                      111          57
     Finished goods                     5,026       6,802
                                      -------     -------
                                      $10,844     $14,058
                                      =======     =======

5.   COMPREHENSIVE LOSS:


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The Company adopted SFAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss, as restated, for the three months ended April 4, 1998 was $1,745,000 and includes after-tax effect of foreign currency translation adjustments and unrealized holding losses arising during the period.


6.   ACQUISITION:


     On March 26, 1998, the Company acquired Isolation, a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,724,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The estimated fair value of the net assets acquired was $743,000, and $2,100,000 of the purchase price was allocated to in-process R&D.
     The amount allocated to in-process R&D was determined based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition.
     The in-process R&D was expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired and the in-process R&D will be amortized on a straight-line basis over three years. This excess approximated $36,881,000, and consisted of $34,581,000 recorded as goodwill, while the remaining amount, which has been included in other assets in the accompanying financial statements, consisted of $2,000,000 related to developed technology and $300,000 related to an assembled workforce.

     Pursuant to an indemnification agreement with Isolation, the Company has a contingent liability up to a maximum of approximately $6,500,000 in relation to certain foreign tax liabilities and associated interest. The obligations of Shiva only arise if Isolation is assessed or reassessed on the basis that a portion of the property sold is of a particular nature. The purpose of the agreement was to ensure that Isolation and its shareholders were not subject to adverse tax consequences as a result of the terms of the Company's agreement to acquire Isolation.

     The following summary, prepared on an unaudited pro forma basis, combines the results of operations as if Isolation had been acquired as of December 29, 1996; however the one-time charge of $2,100,000 as a result of the purchase price allocated to in-process R&D has been excluded due to its non-recurring nature. The pro forma results have been adjusted in each of the periods presented below to reflect the loss of interest income as a result of the cash used in the acquisition as well as the amortization of goodwill resulting from the transaction.


                             Three-months ended  Three-months ended
(in thousands)                  April 4, 1998      March 29, 1997
                             ------------------  ------------------
                               (As Restated -
                                See Note 8)
Total revenues                   $  39,289           $  31,386
Operating loss                     ( 4,656)            (18,296)
Net loss                           ( 2,769)            (11,051)
                                 ----------          ----------
Net loss per share -
  basic and diluted              $ (  0.09)          $ (  0.38)
                                 ==========          ==========

     The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


7.   RESTRUCTURING EXPENSES:

     The Company recorded $1,630,000 of restructuring expenses during the first quarter of fiscal 1998. These expenses, comprised of severance-related costs of $1,482,000 and transition and other costs of $148,000, were the result of the restructuring of the Company's sales and marketing operations. As of April 4, 1998, approximately $1,185,000 of these costs had been paid.


8.   RESTATEMENT:

     While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarter ended April 4, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill will be amortized over a three year period. A summary of the significant effects of the restatement are as follows (in thousands):


Statement of Operations:
                                 Three-months ended April 4, 1998
                               ------------------------------------
                                As Previously
                                  Reported            As Restated
                               --------------         -----------
Operating expenses              $   55,518             $  23,118
Loss before income taxes           (35,113)               (2,713)
Income tax benefit                 (11,236)                 (868)
Net loss                           (23,877)               (1,845)
Net loss per share - basic
 and diluted                         (0.80)                (0.06)

Balance Sheet:

Goodwill (1)                    $         -            $  34,581
Other assets (1)                      7,409                5,228
Long-term deferred income taxes      20,456               10,088
Total assets                        165,169              187,201
Total stockholders' equity          121,828              143,860



(1) Goodwill in the amount of $2,181 was included in other assets prior to restatement.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarter ended April 4, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill will be amortized over a three year period.


Results of Operations

Nortel Agreement. On February 27, 1998, the Company signed a new multi-year agreement (the "1998 Agreement") with Northern Telecom Inc. ("Nortel"). The Company and Nortel have been working together to provide remote access equipment to service providers since 1995. Under the new agreement, Nortel will issue purchase orders for a minimum of $5,000,000 per quarter to purchase the Company's products within a minimum aggregate amount of $40,000,000 over the term of the contract which began in the three-month period ended April 4, 1998. The Company's ability to recognize revenue related to these purchase orders, however, may be impacted by several factors including, but not limited to, the timing of the orders placed, the ability of the Company to ship product in a timely fashion and product availability. These OEM purchases from Nortel will replace the minimum royalty arrangement with the Company that was in effect during fiscal 1997. In addition, the Company will receive total professional services revenue of $12,000,000 during the first two quarters of fiscal 1998 from Nortel related to the development of carrier class remote access technology. The OEM purchases and professional services are expected to result in higher revenues from Nortel in fiscal 1998 which will carry lower gross margins. Gross margins on sales to Nortel are expected to decline in fiscal 1998 primarily due to the fact that a significant portion of the revenues from Nortel in fiscal 1997 consisted of royalty revenues, with little or no direct cost, related to the Rapport 112, an OEM version of the LanRover Access Switch.

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

Gross Profit. Gross profit increased by 105%, to $19,842,000, or 51% of revenues, in the three-month period ended April 4, 1998, compared to $9,520,000, or 31% of revenues, in the comparable period in fiscal 1997. Gross profit in the three-month period ended March 29, 1997 included the negative impact of price protection provisions of $6,700,000, as discussed above, and provisions for slow-moving inventories. The provisions for slow-moving inventories increased cost of revenues by $6,463,000, and related to V.34 modem cards, for which demand had decreased due to the availability of 56K modem technology, and certain other products. Excluding the impact of these provisions, gross profit as a percentage of revenues would have been 60% in the three-month period ended March 29, 1997. Gross profit in the three-month period ended April 4, 1998 included $6,000,000 in professional services revenue, as well as OEM product revenues from Nortel. Each of these revenue streams from Nortel carried lower gross profit percentages than the Company's non-Nortel product revenues, and significantly lower gross profit percentages than the Nortel royalty revenues recorded in the year earlier period. In the future, the Company's gross margins may be affected by several factors, including but not limited to product mix, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses during the three-month period ended April 4, 1998 related to the development of new and existing remote access products, including products which incorporate technology to support virtual private networking. Research and development expenses decreased by 23%, to $4,580,000, or 12% of revenues, in the three-month period ended April 4, 1998 from $5,961,000, or 19% of revenues, during the comparable period in fiscal 1997. The decrease in these expenses was primarily due to the restructuring of the Nortel arrangement in fiscal 1998 under which Nortel contracted with the Company for the development of carrier class remote access technology. Under the terms of the 1998 Agreement, the Company will recognize $6,000,000 in professional services revenue during each of the first two quarters of fiscal 1998 as work is performed. Accordingly, expenses related to these development efforts of $3,711,000 in the three-month period ended April 4, 1998 have been included in cost of service revenues in the accompanying statement of operations. Customer funded development fees under cost sharing relationships (including those with Nortel in fiscal 1997), are reflected as an offset to research and development expenses, and were $1,636,000 in the three-month period ended March 29, 1997. There were no such fees recorded in the three-month period ended April 4, 1998. Capitalized software development costs were $88,000 in the three-month period ended April 4, 1998 compared with $155,000 in the comparable period in fiscal 1997. Gross research and development expenses increased by $627,000 to $8,379,000 in the three month period ended April 4, 1998 from $7,752,000 in the comparable period in fiscal 1997. The Company anticipates continued significant investment in research and development primarily focused on providing remote access solutions for the business access market.

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

In-Process Research and Development. In connection with the acquisition of Isolation, the Company allocated $2,100,000 of the purchase price to in-process R&D. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

At the acquisition date, the nature of the acquired in-process R&D principally related to redesign of the technology and software operating system to develop next-generation VPN software technology that would be compliant with evolving industry standards. The remaining efforts included the completion of certain design, coding, prototyping, and testing activities that were necessary to establish that the proposed VPN technologies met their design specifications, including functional, technical, and economic performance requirements. This product would become the basis for the Company's future integrated VPN / remote access products. The Company anticipates incurring costs of approximately $1,000,000 to $2,000,000 over the next several quarters following the acquisition of Isolation, at which time the Company expects to begin selling such products.

Management believes the Company has a reasonable chance of successfully completing the in-process R&D, however, there is risk associated with the completion of the projects and there can be no assurance that the developed products will meet with either technological or commercial success. Failure to successfully complete the projects and/or market the resulting products would have a material adverse effect on the results of operations and financial condition of the Company in future periods.

The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process R&D into commercially viable products, estimating the stage of completion, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process R&D was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The estimated revenues for the in-process R&D assumed compound annual growth rates of 90% in the five years following introduction, assuming the successful completion and market acceptance of the products. The estimated revenues for the in-process R&D products were expected to peak within four to five years and then decline sharply as other new products and technologies entered the market.

Gross margins and operating expenses were estimated based on historical results and management beliefs regarding anticipated factors affecting profit margins. The Company anticipated that gross margins as a percentage of revenues would decline over time as new competitors and competing technologies entered the marketplace. Additionally, the Company anticipated that operating expenses as a percentage of revenues would decline over time due to purchasing power increases and general economies of scale.

The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 30 percent was deemed appropriate for the in-process R&D. This discount rate was commensurate with Isolation's stage of development and the uncertainties in the economic estimates as described above.

The Company believed that the foregoing assumptions used in Isolation's in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

The Company continues to work towards the completion of the acquired in-process R&D. The risks associated with these efforts are still considered high and no assurance can be made that the products resulting from in-process R&D will meet with market acceptance. In addition, delays in the introduction of such products may have an adverse impact on the Company's results of operations and financial condition in future periods.

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

Interest Income and Expense. Interest income increased during the three-month period ended April 4, 1998 over the corresponding period in fiscal 1997 due to the Company's shift from federal tax-exempt securities into taxable securities which resulted in a higher overall yield on its investments. In the future, the Company expects net interest income and expense to decline due to the loss of interest income as a result of the cash used in the acquisition of Isolation.

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

Net cash provided by operations totaled $15,620,000 for the three-month period ended April 4, 1998 compared with net cash used by operations of $1,533,000 during the comparable period in fiscal 1997. Net cash provided by operations in the three-month period ended April 4, 1998 resulted primarily from the net loss adjusted for non-cash expenses including in-process R&D, as well as the decrease in accounts receivable and inventories and an increase in deferred revenue. The decrease in accounts receivable is primarily due to increased collection activities, and the decrease in inventories is due to better inventory management.
The increase in deferred revenue is primarily due to cash payments received from Nortel during the quarter that relate to professional services that will be provided during the second quarter of fiscal 1998. Net cash used by operations in the three-month period ended March 29, 1997 resulted primarily from the net loss and decreased current liabilities, partially offset by decreased accounts receivable. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions.

Net cash used by investing activities totaled $49,755,000 for the three-month period ended April 4, 1998, compared to $2,079,000 during the comparable period in fiscal 1997. Investment activity in the three-month period ended April 4, 1998 consisted primarily of payments related to the purchase of Isolation, as well as the purchase of short-term investments and fixed assets. Investment activity in the three-month period ended March 29, 1997 consisted primarily of purchases of fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

Net cash used by financing activities totaled $865,000 for the three-month period ended April 4, 1998, compared to net cash provided of $369,000 in the comparable period in fiscal 1997. Net cash used by financing activities for the three-month period ended April 4, 1998 primarily consisted of the purchase of treasury stock, partially offset by proceeds from stock option exercises. Net cash provided by financing activities in the three-month period ended March 29, 1997 consisted of proceeds from stock option exercises, partially offset by principal payments on long-term debt and capital lease obligations.

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



Factors That May Affect Future Results

Certain information contained herein, and information provided by the Company or statements made by its employees may, from time to time, contain "forward-looking" information which involve risks and uncertainties. Any statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein that are not historical facts may be "forward-looking" statements. Certain information contained herein concerning the Company's anticipated plans and strategies for its business, available cash and cash equivalents and sources of financing, research and development and other expenditures, effects of the restructuring actions, ability to achieve Year
2000 compliance, and effects of the new agreement with Nortel consists of forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

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

On March 26, 1998, the Company completed its acquisition of Isolation, a leading developer of VPN hardware and software solutions based in Toronto, Ontario. Achieving the anticipated benefits of this acquisition or any other acquisitions the Company may undertake will depend in part upon whether the effective integration of the acquired companies' research and development organizations, products and technologies, and sales, marketing and administrative organizations is accomplished in a timely manner. There can be can be no assurance that the Company will be successful in integrating the operations of Isolation. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of Isolation could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits


   Exhibit No.    Description of Exhibit
   -----------    ----------------------
   Exhibit 10.1*  Agreement by and between the Company and Northern
                  Telecom Limited dated February 27, 1998 is incorporated
                  herein by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  April 4, 1998 (File No. 000-24918).

   Exhibit 10.2* Amendment dated March 13, 1998 to the Agreement by and between the Company and Northern Telecom Limited dated February 27, 1998 is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended April 4, 1998
                  (File No. 000-24918).

   Exhibit 27     Restated Financial Data Schedule

   -----------------------------------------

   * Confidential treatment previously granted as to certain portions of such document.


   (b) Reports on Form 8-K
   The Company filed a Current Report on Form 8-K dated February 20, 1998 pursuant to the Item 5 thereof, reporting the Company's announcement of the execution of a definitive agreement to acquire the majority of the assets of Isolation, a privately-held Ontario corporation, for approximately $37,000,000 in cash, subject to closing adjustments.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHIVA CORPORATION


Date:   January 21, 1999                by: /s/ Robert P. Cirrone
                                            ---------------------
                                        Senior Vice President,
                                        Finance and Administration,
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                               EXHIBIT INDEX
                               -------------


   Exhibit No.    Description of Exhibit
   -----------    ----------------------
   Exhibit 10.1*  Agreement by and between the Company and Northern
                  Telecom Limited dated February 27, 1998 is incorporated
                  herein by reference to Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended
                  April 4, 1998 (File No. 000-24918).

   Exhibit 10.2* Amendment dated March 13, 1998 to the Agreement by and between the Company and Northern Telecom Limited dated February 27, 1998 is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended April 4, 1998
                  (File No. 000-24918).

   Exhibit 27     Restated Financial Data Schedule

   -----------------------------------------
   * Confidential treatment previously granted as to certain
   portions of such document.
