Form 10-Q/A
period 1998-07-04
SHIVA CORP
filed 1999-01-21
CIK 879136

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

                       Commission File Number 000-24918
                                              ---------

                               SHIVA CORPORATION
            (Exact name of registrant as specified in its charter)


               Massachusetts                      04-2889151
               -------------                      ----------
     (State or other jurisdiction of   (IRS Employer Identification No.)
      incorporation or organization)

                     28 Crosby Drive, Bedford, MA 01730
          (Address of principal executive offices, including Zip Code)

                               (781) 687-1000
              (Registrant's telephone number, including area code)


                       --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


The number of shares outstanding of the registrant's Common Stock as of July 4, 1998 was 30,330,020.

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

While responding to a comment letter received from the staff of the Securities and Exchange Commission (the "SEC"), the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process research and development ("R&D") associated with the Company's acquisition of Isolation Systems Limited ("Isolation") in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. As a result of applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, July 4, and October 3, 1998 (See Note 9 to the Company's consolidated financial statements).

This Quarterly Report on Form 10Q/A amends and restates items 1 and 2 of Part I and item 6 of Part II of the Company's Quarterly
Report on Form 10-Q previously filed for the quarter ended July
4, 1998.


                          SHIVA CORPORATION
                       Consolidated Balance Sheet
               (in thousands, except share related data)
                                            July 4,     January 3,
                                             1998          1998
                                          -----------   -----------
                                          (unaudited)
                                         (As Restated-
                                          See Note 9)
Assets
Current assets:
  Cash and cash equivalents                $ 21,113       $ 58,915
  Short-term investments                     45,914         36,868
  Accounts receivable, net of
   allowances of $8,148 at July 4,
   1998 and $8,037 at January 3, 1998        19,493         23,169
  Inventories                                10,939         14,058
  Deferred income taxes                       8,683          8,683
  Prepaid expenses and other current
   assets                                     2,102          2,369
                                           --------       --------
     Total current assets                   108,244        144,062

Property, plant and equipment, net           20,185         26,093
Deferred income taxes                        13,311          8,840
Goodwill, net                                31,987              -
Other assets                                  4,885          3,251
                                           --------       --------
     Total assets                          $178,612       $182,246
                                           ========       ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                         $  6,542       $  9,376
  Accrued expenses                           28,692         22,304
  Deferred revenue                            5,002          4,068
                                           --------       --------
     Total current liabilities               40,236         35,748

Deferred income taxes                           561            554
                                           --------       --------
     Total liabilities                       40,797         36,302
                                           --------       --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized, none
   issued                                         -              -
  Common stock, $.01 par value;
   100,000,000 shares authorized,
   30,436,135 and 29,605,848 shares
   issued and outstanding at July 4,
   1998 and January 3, 1998, respectively       304            296
  Additional paid-in capital                154,688        153,036
  Treasury stock at cost, 106,115 shares
   at July 4, 1998                           (1,307)             -
  Unrealized gain on investments                 32            110
  Cumulative translation adjustment            (244)          (308)
  Accumulated deficit                       (15,658)        (7,190)
                                           --------       --------
     Total stockholders' equity             137,815        145,944
                                           --------       --------
     Total liabilities and stockholders'
      equity                               $178,612       $182,246
                                           ========       ========

             The accompanying notes are an integral part
              of the consolidated financial statements.



                           SHIVA CORPORATION
                  Consolidated Statement of Operations
                  (in thousands, except per share data)
                              (unaudited)
                            Three months ended          Six months ended
                           ----------------------    ----------------------
                            July 4,      June 28,      July 4,     June 28,
                             1998         1997          1998        1997
                           --------      --------     --------    --------
                         (As Restated-             (As Restated-
                          See Note 9)               See Note 9)
Revenues:
   Product                  $27,678     $33,598      $57,494      $58,966
   Service                    8,460       1,628       16,634        3,169
   Licenses and Royalties     2,156       4,512        2,197        8,762
                            -------     -------      -------      -------
    Total revenues           38,294      39,738       76,325       70,897
                            -------     -------      -------      -------
Cost of revenues:
   Product                   12,524      14,256       25,879       34,343
   Service                    5,038       1,693       10,232        3,245
                            -------     -------      -------      -------
    Total cost of revenues   17,562      15,949       36,111       37,588
                            -------     -------      -------      -------
Gross profit                 20,732      23,789       40,214       33,309
                            -------     -------      -------      -------
Operating expenses:
   Research and development   4,640       5,778        9,221       11,739
   Selling, general and
    administrative           14,994      20,409       29,802       38,307
   In-process research and
    development                   -           -        2,100            -
   Goodwill amortization      2,908           -        2,908            -
   Restructuring expenses     9,435           -       11,065            -
                            -------     -------      -------      -------
   Total operating expenses  31,977      26,187       55,096       50,046
                            -------     -------      -------      -------
Loss from operations        (11,245)     (2,398)     (14,882)     (16,737)

Interest income                 891         938        2,014        1,900
Interest and other income
  (expense), net                614        (146)         415         (268)
                            --------     -------    --------      --------
Loss before income taxes     (9,740)     (1,606)     (12,453)     (15,105)
Income tax benefit           (3,117)       (610)      (3,985)      (5,739)
                            --------     -------    ---------     --------
Net loss                    $(6,623)    $  (996)    $ (8,468)     $(9,366)
                            ========    ========    =========     ========
Net loss per share -
  basic and diluted         $ (0.22)    $ (0.03)    $  (0.28)     $ (0.32)
                            ========    ========    =========     ========
Shares used in computing
  net loss per share -
  basic and diluted          30,277      29,128       30,065       29,050
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



                           SHIVA CORPORATION
                  Consolidated Statement of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                             (in thousands)
                              (unaudited)

                                              Six Months Ended
                                           -----------------------
                                           July 4,        June 28,
                                            1998            1997
                                           -------        --------
                                        (As Restated-
                                         See Note 9)
Cash flows from operating activities
  Net loss                                $ (8,468)      $ (9,366)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
  In-process research and development        2,100              -
  Depreciation and amortization              9,005          4,631
  Non-cash restructuring charge              3,570              -
  Deferred income taxes                     (4,023)        (6,443)
  Changes in assets and liabilities,
   net of effects of acquisition:
    Accounts receivable                      4,531         13,640
    Inventories                              3,221          2,162
    Prepaid expenses and other
     current assets                            310             19
    Accounts payable                        (3,353)        (4,239)
    Accrued expenses                         6,341           (420)
    Deferred revenue                           929            571
    Other long-term liabilities                  -            (17)
                                           --------       --------
  Net cash provided by operating
   activities                               14,163            538
                                           --------       --------
Cash flows from investing activities
  Purchases of property, plant and
   equipment                                (2,257)        (5,910)
  Payments for acquisition                 (39,912)             -
  Capitalized software development
   costs                                       (88)          (399)
  Purchases of short-term investments      (27,119)       (10,686)
  Proceeds from maturity and sales of
   short-term investments                   17,995         16,109
  Change in other assets                      (330)          (824)
                                           --------       --------
   Net cash used by investing
    activities                             (51,711)        (1,710)
                                          ---------      ---------
Cash flows from financing activities
  Principal payments on long-term
   debt and capital lease obligations         (117)          (229)
  Purchases of treasury stock               (1,307)             -
  Proceeds from exercise of stock
   options                                   1,212            671
                                          ---------      ---------
    Net cash provided (used) by
     financing activities                     (212)           442
                                          ---------      ---------
Effects of exchange rate changes on
 cash and cash equivalents                     (42)           583
                                          ---------      ---------
Net decrease in cash and cash
 equivalents                               (37,802)          (147)
Cash and cash equivalents, beginning
 of period                                  58,915         72,067
                                          ---------      ---------
Cash and cash equivalents, end of
 period                                   $ 21,113       $ 71,920
                                          =========      =========

              The accompanying notes are an integral part
               of the consolidated financial statements.


                              SHIVA CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Such adjustments are of a normal recurring nature, except for the restructuring charges incurred during the three-month and six-month periods ended July 4, 1998 and the in-process R&D charges incurred during the six-month period ended July 4, 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

The results of operations for the three-month and six-month periods ended July 4, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.   EARNINGS PER SHARE:

The Company has adopted Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings per Share," and has restated earnings per share amounts for all periods presented herein.

                            Three months ended         Six months ended
                         -------------------------  ------------------------
                            July 4,      June 28,      July 4,      June 28,
                             1998         1997          1998         1997
                         ------------  -----------  ------------  ----------
                         (As Restated               (As Restated
                          See Note 9)                See Note 9)
Net Loss                 ($6,623,000)  ($996,000)   ($8,468,000)  ($9,366,000)
                         ============  ===========  ============  ============

Weighted average shares
  outstanding              30,276,645   29,128,123    30,065,206    29,049,872

Common-equivalent shares
  outstanding                       -            -             -             -
                         ------------  -----------  ------------  ------------
Weighted average and
  common-equivalent
  shares outstanding       30,276,645   29,128,123    30,065,206    29,049,872
                         ------------  -----------  ------------  ------------

Basic and diluted net
  loss per share               ($0.22)      ($0.03)       ($0.28)       ($0.32)
                         =============  ===========  ============  ============



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

4.   INVENTORIES:

Inventories consist of the following:


(in thousands)                         July 4,       January 3,
                                        1998           1998
                                        ----           ----
Raw materials                          $ 5,150       $ 7,199
Work-in-process                            126            57
Finished goods                           5,663         6,802
                                       -------       -------
                                       $10,939       $14,058
                                       =======       =======

5.   COMPREHENSIVE LOSS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The Company adopted SFAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss, as restated, for the three-month and six-month periods ended July 4, 1998 was $6,733,000 and $8,478,000, respectively, and includes the after-tax effect of foreign currency translation adjustments and unrealized holding losses arising during the period.


6.   ACQUISITION:

On March 26, 1998, the Company acquired Isolation, a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,912,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The estimated fair value of the net assets acquired was $617,000, and $2,100,000 of the purchase price was allocated to in-process R&D. The amount allocated to in-process R&D was determined based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. The in-process R&D was expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired and the in-process R&D is being amortized on a straight-line basis over three years. This excess approximated $37,195,000, and consisted of $34,895,000 recorded as goodwill, while the remaining amount, which has been included in other assets in the accompanying financial statements, consisted of $2,000,000 related to developed technology and $300,000 related to an assembled workforce.

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


(in thousands)
                              Three-months ended         Six-months ended
                          ------------------------   ------------------------
                             July 4,      June 28,     July 4,      June 28,
                              1998         1997         1998         1997
                          -----------   -----------  ---------    ----------
                          (As Restated              (As Restated
                           See Note 9)               See Note 9)
Total revenues            $ 38,294      $ 39,890    $ 77,583      $ 71,276
Operating loss             (11,245)       (6,118)    (15,901)      (24,414)
Net loss                    (6,623)       (3,538)     (9,392)      (14,589)
                          =========     =========   =========     =========
Net loss per share -
  basic and diluted       $  (0.22)     $  (0.12)   $  (0.31)      $ (0.50)
                          =========     =========   =========      ========


The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


7.   RESTRUCTURING EXPENSES:

In the three-month period ended July 4, 1998, the Company approved and implemented a restructuring program to align its financial model with its strategic focus on providing remote access solutions for business. The plan included a reduction of the Company's worldwide workforce by approximately 130 employees, most of which were based in Europe and the remainder in the United States. A majority of these employees identified were terminated on July 13, 1998 and the remaining terminations are expected to be substantially complete by the end of fiscal 1998. The Company recorded restructuring expenses of $9,435,000 in the three-month period ended July 4, 1998, which included $4,585,000 for severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, and $647,000 in advertising and marketing, and $633,000 in transition and other costs. As of July 4, 1998, $1,186,000 of severance, benefits and other personnel-related costs and $217,000 of transition and other costs had been paid, and approximately $4,462,000 remained as an accrued liability.

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

9.   RESTATEMENT:

While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, 1998 and July 4, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill is being amortized over a three year period. The Company has also stated the amount of goodwill amortization as a separate line item in the consolidated statement of operations; goodwill amortization had been included in the Company's selling, general and administrative expenses prior to the restatement for the three-month and six-month periods ended July 4, 1998. A summary of the significant effects of the restatement are as follows (in thousands):


Statement of Operations:

                                   Three months   Six months
                                       Ended         Ended
                                   July 4, 1998  July 4, 1998
                                  -------------  ------------
Operating expenses:
  As previously reported             $29,277       $ 84,796
  Adjustment related to
   in-process R&D and goodwill
   amortization                        2,700        (29,700)
                                   ---------      ----------
  Restated                            31,977         55,096
                                   =========      ==========

Loss before income taxes:
  As previously reported              (7,040)       (42,153)
  Adjustment related to
   in-process R&D and goodwill
   amortization                       (2,700)        29,700
                                   ----------     ----------
  Restated                            (9,740)       (12,453)
                                   ==========     ==========

Income tax benefit:
  As previously reported              (2,253)       (13,489)
  Adjustment related to
   in-process R&D and goodwill
   amortization                         (864)         9,504
                                   ----------     ----------
  Restated                            (3,117)        (3,985)
                                   ==========     ==========
Net loss:
  As previously reported              (4,787)       (28,664)
  Adjustment related to
    in-process R&D and
    goodwill amortization             (1,836)        20,196
                                   ----------     ----------
  Restated                            (6,623)        (8,468)
                                   ==========     ==========

Net loss per share - basic and
 diluted:
  As previously reported               (0.16)         (0.95)
  Adjustment related to in-process
   R&D and goodwill amortization       (0.06)          0.67
                                   ----------     ----------
  Restated                           $ (0.22)      $  (0.28)
                                   ==========     ==========



Balance Sheet:
                                         July 4, 1998
                                 --------------------------
                                 As Previously
                                   Reported     As Restated
                                 -------------  -----------
Goodwill, net (1)                 $      -      $   31,987
Other assets (1)                     7,172           4,885
Long-term deferred income taxes     22,815          13,311
Total assets                       158,416         178,612
Total stockholders' equity         117,619         137,815


(1) Goodwill, net, in the amount of $2,287 was included in other assets prior to restatement.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restatement

While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, 1998 and July 4, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill is being amortized over a three year period. The Company has also stated the amount of goodwill amortization as a separate line item in the consolidated statement of operations; goodwill amortization had been included in the Company's selling, general and administrative expenses prior to the restatement for the three-month and six-month periods ended July 4, 1998.

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

Revenues. Revenues in the three-month and six-month periods ended July 4, 1998 were $38,294,000 and $76,325,000, respectively, compared to $39,738,000 and $70,897,000 in the comparable periods in fiscal 1997, respectively. The 4% decrease in revenues in the three-month period ended July 4, 1998 was primarily due to lower volume shipments of the Company's LanRover and LanRover Access Switch products. Revenues increased 8% in the six-month period ended July 4, 1998 compared to the corresponding period in fiscal 1997 principally due to higher service revenues, which increased to $16,634,000 in the six-month period ended July 4, 1998 from $3,169,000 during the comparable period in fiscal 1997. This increase was primarily due to $12,000,000 in professional services revenue from Nortel related to the development of carrier class remote access technology pursuant to the 1998 Agreement. This increase in service revenues was partially offset by lower product and license and royalty revenues. Revenues in the six-month period ended June 28, 1997 were negatively impacted by price protection provisions of $6,700,000, of which $3,900,000 related to the LanRover and $2,800,000 related to the LanRover Access Switch due to increased price competition and price reductions on the V. 34 modem card due to the availability of 56K modem technology in the access concentrator market. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products.

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

Revenues from the Company's other remote access products increased to $5,228,000 and $9,179,000, respectively, in the three-month and six-month periods ended July 4, 1998 from $3,035,000 and $7,032,000 in the comparable periods in fiscal 1997. The increase in the three-month and six-month periods ended July 4, 1998 was primarily related to sales of the Shiva AccessPort product for the small office and home office market and the introduction of the LanRover VPN Gateway product as a result of the acquisition of Isolation on March 26, 1998, partially offset by decreased revenues from certain other products.

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

Selling, General and Administrative. Selling, general and administrative expenses decreased to $14,994,000 and $29,802,000 in the three-month and six-month periods ended July 4, 1998 from $20,409,000 and $38,307,000 in the comparable periods in fiscal 1997. These expenses represented 39% of revenues in the three-month and six-month periods ended July 4, 1998, respectively, compared to 51% and 54% in the corresponding periods in 1997. The decrease in gross expenses was due to several factors, including lower personnel costs due to the restructuring of the Company's sales and marketing organization as discussed below, as well as decreased costs incurred for travel, channel and marketing programs, trade shows, recruiting, temporary help and various facilities related expenses. These decreases were partially offset by increased bad debt expense. Selling, general and administrative expenses in the three-month and six-month periods ended June 28, 1997 are net of expenses reimbursed by Nortel of $1,532,000 and $2,208,000, respectively, related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel that had been dedicated to marketing Nortel's remote access equipment to carriers and service providers through the first quarter of fiscal 1998. Expenses reimbursed by Nortel in the first quarter of 1998 were $1,018,000. Nortel no longer funds the SPG unit.

In-Process Research and Development. In connection with the acquisition of Isolation in the first quarter of fiscal 1998, the Company allocated $2,100,000 of the purchase price to in-process R&D. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

At the acquisition date, the nature of the acquired in-process R&D principally related to redesign of the technology and software operating system to develop next-generation VPN software technology that would be compliant with evolving industry standards. The remaining efforts included the completion of certain design, coding, prototyping, and testing activities that were necessary to establish that the proposed VPN technologies met their design specifications, including functional, technical, and economic performance requirements. This product would become the basis for the Company's future integrated VPN / remote access products. The Company anticipates incurring total costs of approximately $1,000,000 to $2,000,000 over the next several quarters, at which time the Company expects to begin selling such products.

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

The Company believed that the foregoing assumptions used in Isolation's in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Actual revenues with respect to acquired in-process R&D have been lower than previous estimates. The Company believes that expenses incurred to date associated with the development of the in-process R&D projects have been higher than the Company's previous estimates.

The Company has completed many components of the original in-process R&D project, and continues to work towards its completion. There have been delays in the project due to changes in technological and market requirements for VPN systems and changes in the Company's research and development staff. In addition, factors such as changing development priorities to meet evolving customer requirements have delayed the development process as well. The risks associated with these efforts are still considered high and no assurance can be made that the products resulting from in-process R&D will meet with market acceptance. In addition, delays in the introduction of such products may have an adverse impact on the Company's results of operations and financial condition in future periods.

Goodwill Amortization. The Company recorded amortization expense of $2,908,000 in the three-month period ended July 4, 1998 related to its acquisition of Isolation. At July 4, 1998, the Company had net goodwill of $31,987,000 remaining to amortize over three years from the date of acquisition of Isolation.

Restructuring Expenses. The Company recorded restructuring expenses of $9,435,000 and $11,065,000 in the three-month and six-month periods ended July 4, 1998, respectively. Restructuring expenses primarily consisted of $4,585,000 in severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, $647,000 in advertising and marketing, and $633,000 in transition and other costs. These restructuring expenses were primarily a result of a formal plan announced by the Company on April 15, 1998 to restructure its worldwide operations and align its financial model with the recently announced strategic focus on providing remote access solutions for business. Specifically, Shiva will close operations at the Edinburgh, Scotland, facility and will relocate certain technical support staff to the Wokingham, United Kingdom, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel. The Company further expects to take an additional charge of $1,000,000 to $3,000,000 in the third quarter of 1998 to complete its restructuring effort. This will bring total anticipated 1998 restructuring charges to $12,000,000 to $14,000,000, which includes $1,630,000 of charges related to the restructuring of the Company's sales and marketing operations, which were recorded in the first quarter of 1998. The Company anticipates that substantially all of the cash charges will be paid out from the Company's cash and short-term investment balances by the end of fiscal 1998.

Interest Income and Expense. Interest income decreased during the three-month period ended July 4, 1998 over the corresponding period in fiscal 1997 primarily as a result of the cash used in the acquisition of Isolation. Interest income increased during the six-month period ended July 4, 1998 over the corresponding period in fiscal 1997 primarily due to the Company's shift from federal tax-exempt securities into taxable securities, which resulted in a higher overall yield on its investments. Interest and other income (expense) for the three-month period ended July 4, 1998 increased due to the inclusion of $600,000 of income resulting from the previously mentioned option exercised by Nortel for certain other items related to intellectual property.

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

Net cash provided by operations totaled $14,163,000 for the six-month period ended July 4, 1998 compared with $538,000 during the comparable period in fiscal 1997. Net cash provided by operations in the six-month period ended July 4, 1998 resulted primarily from the net loss adjusted for non-cash expenses including in-process R&D, as well as the decrease in accounts receivable and inventories and the increase in accrued expenses, partially offset by a decrease in accounts payable. The decrease in accounts receivable is primarily due to increased collection activities, and the decrease in inventories is due to improved inventory management. The increase in accrued expenses is primarily due to accrued severance costs related to the restructuring of the Company mentioned previously. Net cash provided by operations in the six-month period ended June 28, 1997 resulted primarily from the decrease in accounts receivable, partially offset by the net loss adjusted for non-cash expenses and the increase in deferred income taxes. The decrease in accounts receivable was due to decreased revenue levels and the previously mentioned increase in product return and price protection provisions, as well as increased collection activity.

Net cash used by investing activities totaled $51,711,000 for the six-month period ended July 4, 1998, compared to $1,710,000 during the comparable period in fiscal 1997. Investment activity in the six-month period ended July 4, 1998 consisted primarily of payments related to the purchase of Isolation, as well as the net purchase of short-term investments and fixed assets. Investment activity in the six-month period ended June 28, 1997 consisted primarily of purchases of short-term investments and fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

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

The Company's LanRover and LanRover Access Switch products are experiencing increased market competition which has caused the Company to take pricing actions and may require the Company to take future pricing actions. The Company provides most of its distribution partners with product return rights for stock balancing or product evaluation and price protection rights. Stock balancing rights permit a return of products to the Company for credit against future product purchases, within specified limits. Product evaluation rights permit end-users to return products to the Company through the distribution partner from whom such products were purchased, within 30 days of purchase if such end-user is not fully satisfied. Price protection rights require the Company to grant retroactive price adjustments for inventories of the Company's products held by distribution partners if the Company lowers its prices for such products. These price protection provisions have adversely affected and may continue to adversely affect revenues and profitability in the future. There can be no assurance that the Company will not expmrience significant returns or price protection adjustments in the future or that the Company's reserves will be adequate to cover such returns and price reductions.

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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.    Description of Exhibit
-----------    ----------------------
Exhibit 10.1   Sublease Between Shiva Corporation, Landlord, and
               Netcentric Corporation, Tenant, dated May 29, 1998 is
               incorporated herein by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998 (File No. 000-24918).

Exhibit 27.0   Restated Financial Data Schedule.


(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 9, 1998 pursuant to Item 2 thereof, reporting the completion of its acquisition of substantially all of the assets of Isolation, an Ontario corporation, for approximately US$37,000,000 in cash pursuant to an Asset Purchase Agreement dated as of February 18, 1998 between the Company and Isolation. In addition, the Company assumed substantially all the liabilities of Isolation as part of the acquisition, including the payment of transaction fees associated with the acquisition of approximately in the aggregate of US$1,900,000.

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
                                         Officer)

                                  EXHIBIT INDEX



Exhibit No.    Description of Exhibit
-----------    ----------------------
Exhibit 10.1   Sublease Between Shiva Corporation, Landlord, and
               Netcentric Corporation, Tenant, dated May 29, 1998 is
               incorporated herein by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998 (File No. 000-24918).

Exhibit 27.0   Restated Financial Data Schedule.
