Form 10-Q/A
period 1998-10-03
SHIVA CORP
filed 1999-01-21
CIK 879136

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-Q/A
                          Amendment No. 1
(Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly period ended October 3, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from         to
                                         ------    ------

                   Commission File Number 000-24918
                                          ---------

                           SHIVA CORPORATION
         (Exact name of registrant as specified in its charter)


        Massachusetts                           04-2889151
 ------------------------------      ---------------------------------
 State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

                   28 Crosby Drive, Bedford, MA 01730
      (Address of principal executive offices, including Zip Code)

                             (781) 687-1000
          (Registrant's telephone number, including area code)

                      ____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO


The number of shares outstanding of the registrant's Common Stock as of November 4, 1998 was 30,422,850

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN
INFORMATION

While responding to a comment letter received from the staff of the Securities and Exchange Commission (the "SEC"), the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation Systems Limited ("Isolation") in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. As a result of applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, July 4, and October 3, 1998 (See
Note 10 to the Company's consolidated financial statements).

This Quarterly Report on Form 10Q/A amends and restates items 1 and 2 of Part I and item 6 of Part II of the Company's Quarterly
Report on Form 10-Q previously filed for the quarter ended
October 3, 1998.

                            SHIVA CORPORATION
                        Consolidated Balance Sheet
                 (in thousands, except share related data)
                                             October 3,      January 3,
                                               1998            1998
                                           -------------    ------------
                                            (unaudited)
                                           (As Restated-
                                           See Note 10)
Assets
Current assets:
  Cash and cash equivalents                   $ 28,662       $ 58,915
  Short-term investments                        39,353         36,868
  Accounts receivable, net of allowances
   of $8,718 at October 3, 1998 and
   $8,037 at January 3, 1998                    15,978         23,169
  Inventories                                   12,694         14,058
  Deferred income taxes                          8,684          8,683
  Prepaid expenses and other current assets      1,667          2,369
                                              --------       --------
     Total current assets                      107,038        144,062

Property, plant and equipment, net              19,703         26,093
Deferred income taxes                           15,046          8,840
Goodwill, net                                   29,090              -
Other assets                                     4,791          3,251
                                              --------       --------
     Total assets                             $175,668       $182,246
                                              ========       ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                            $  6,017       $  9,376
  Accrued expenses                              29,300         22,304
  Deferred revenue                               4,969          4,068
                                              --------       --------
     Total current liabilities                  40,286         35,748
                                              --------       --------
Deferred income taxes                              575            554
                                              --------       --------
     Total liabilities                          40,861         36,302
                                              --------       --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized,
   none issued                                       -              -
  Common stock, $.01 par value;
   100,000,000 shares authorized,
   30,527,765 and 29,605,848 shares
   issued at October 3, 1998 and
   January 3, 1998, respectively                   305            296
  Additional paid-in capital                   155,076        153,036
  Treasury stock at cost, 106,115 shares
   at October 3, 1998                           (1,307)             -
  Unrealized gain on investments                   227            110
  Cumulative translation adjustment               (200)          (308)
  Accumulated deficit                          (19,294)        (7,190)
                                              ---------      ---------
     Total stockholders' equity                134,807        145,944
                                              ---------      ---------
     Total liabilities and stockholders'
      equity                                  $175,668       $182,246
                                              ========       =========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             SHIVA CORPORATION
                     Consolidated Statement of Operations
                    (in thousands, except per share data)
                                 (unaudited)
                             Three months ended         Nine months ended
                        --------------------------  --------------------------
                         October 3,  September 27,   October 3,  September 27,
                            1998        1997           1998         1997
                        ------------ -------------   ----------  -------------
                        (As Restated-               (As Restated-
                        See Note 10)                See Note 10)
Revenues:
   Product                $ 22,594    $ 29,117       $ 80,089     $ 88,083
   Service                   2,578       1,965         19,211        5,134
   Licenses, royalties
    and other                6,520       4,499          8,717       13,261
                          --------    --------       --------     --------
     Total revenues         31,692      35,581        108,017      106,478

Cost of revenues:
   Product                  10,746      13,609         36,625       47,952
   Service                   1,343       1,710         11,575        4,955
                          --------    --------       --------     --------
     Total cost of
      revenues              12,089      15,319         48,200       52,907
                          --------    --------       --------     --------
Gross profit                19,603      20,262         59,817       53,571
                          --------    --------       --------     --------
Operating expenses:
   Research and
    development              6,402       6,937         15,623       18,676
   Selling, general and
    administrative          14,927      17,622         44,729       55,929
   In-process research
    and development              -           -          2,100            -
   Goodwill amortization     2,911           -          5,819            -
   Restructuring expenses    2,235           -         13,300            -
                          --------    --------       --------     --------
   Total operating
    expenses                26,475      24,559         81,571       74,605
                          --------    --------       --------     --------
Loss from operations        (6,872)     (4,297)       (21,754)     (21,034)

Interest income                810         887          2,824        2,787
Interest and other income
 (expense), net                715         (26)         1,130         (294)
                          --------    ---------      ---------    ---------
Loss before income taxes    (5,347)     (3,436)       (17,800)     (18,541)
Income tax benefit          (1,711)     (1,306)        (5,696)      (7,045)
                          ---------   ---------      ---------    ---------
Net loss                  $ (3,636)   $ (2,130)      $(12,104)    $(11,496)
                          =========   =========      =========    =========

Net loss per share -
 basic and diluted        $  (0.12)   $  (0.07)      $  (0.40)    $  (0.39)
                          =========   =========      =========    =========
Shares used in computing
 net loss per share -
 basic and diluted          30,394      29,387         30,175       29,165
                          =========   =========      =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SHIVA CORPORATION
                  Consolidated Statement of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                            (in thousands)
                             (unaudited)
                                                  Nine Months Ended
                                           -------------------------------
                                            October 3,      September 27,
                                               1998             1997
                                           ------------     -------------
                                           (As Restated -
                                           See Note 10)
Cash flows from operating activities:
  Net loss                                  $ (12,104)       $ (11,496)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
   In-process research and development          2,100                -
   Depreciation and amortization               14,424            7,430
   Non-cash restructuring charge                3,570                -
   Deferred income taxes                       (5,759)          (8,123)
   Changes in assets and liabilities,
    net of effects of acquisition:
    Accounts receivable                         8,066           14,633
    Inventories                                 1,467              658
    Prepaid expenses and other current
     assets                                       768              (89)
    Accounts payable                           (3,947)          (3,285)
    Accrued expenses                            6,627              851
    Deferred revenue                              881            1,061
    Other long-term liabilities                     -              (17)
                                             ---------        ---------
   Net cash provided by operating
     activities                                16,093            1,623
                                              ---------        --------
Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                   (3,529)          (8,788)
  Payments for acquisition                    (39,925)               -
  Capitalized software development costs         (320)            (889)
  Purchases of short-term investments         (32,367)         (23,104)
  Proceeds from maturity and sales of
   short-term investments                      29,999           16,309
  Change in other assets                         (556)          (2,176)
                                            ----------       ----------
    Net cash used by investing activities     (46,698)         (18,648)
                                            ----------       ----------
Cash flows from financing activities:
  Principal payments on long-term debt
   and capital lease obligations                 (119)            (344)
  Purchases of treasury stock                  (1,307)               -
  Proceeds from exercise of stock options       1,601            2,014
                                            ----------       ----------
    Net cash provided by financing
     activities                                   175            1,670
                                            ----------       ----------
Effects of exchange rate changes on
 cash and cash equivalents                        177              223
                                            ----------       ----------
Net decrease in cash and cash
 equivalents                                  (30,253)         (15,132)
Cash and cash equivalents, beginning
 of period                                     58,915           72,067
                                            ----------       ----------
Cash and cash equivalents, end of
 period                                     $  28,662        $  56,935
                                            ==========       ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         SHIVA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Such adjustments are of a normal recurring nature, except for the restructuring charges incurred during the three-month and nine-month periods ended October 3, 1998 and the in-process R&D charges incurred during the nine-month period ended October 3, 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

The results of operations for the three-month and nine-month periods ended October 3, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.   EARNINGS PER SHARE:

The Company has adopted Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings per Share," and has restated earnings per share amounts for all periods presented herein.

                           Three months ended            Nine months ended
                        -------------------------   ---------------------------
                        October 3,  September 27,   October 3,    September 27,
                          1998          1997          1998           1997
                        ----------  -------------   ----------    -------------
                       (As Restated-                (As Restated-
                       See Note 10)                 See Note 10)

  Net loss             ($3,636,000)  ($2,130,000)   ($12,104,000) ($11,496,000)
                       ============  ============   ============= =============

  Weighted average
   shares outstanding   30,394,028    29,387,230      30,174,813    29,165,388

  Common-equivalent
   shares outstanding            -             -               -             -
                       ------------  ------------   ------------- -------------
  Weighted average and
   common equivalent
   shares outstanding   30,394,028    29,387,230      30,174,813    29,165,388
                       ------------  ------------   ------------- -------------
  Basic and diluted
     net loss per share     ($0.12)       ($0.07)         ($0.40)       ($0.39)
                       ============  ============   ============= =============


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

4.   INVENTORIES:


     Inventories consist of the following:

                                October 3,    January 3,
     (in thousands)               1998          1998
                                ----------    ----------
     Raw materials              $ 6,424        $ 7,199
     Work-in-process                 61             57
     Finished goods               6,209          6,802
                                -------        -------
                                $12,694        $14,058
                                =======        =======

5.   COMPREHENSIVE LOSS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." The Company adopted FAS 130 on January 4, 1998, which establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive loss, as restated, for the three-month and nine-month periods ended October 3, 1998 was $3,473,000 and $11,951,000, respectively, and includes the after-tax effect of foreign currency translation adjustments and unrealized holding gains on its cash and short-term investments arising during the periods.


6.    ACQUISITION:

On March 26, 1998, the Company acquired Isolation, a leading developer of virtual private networking ("VPN") hardware and software solutions based in Toronto, Ontario in exchange for cash paid by the Company from its existing cash and short-term investment balances. The acquisition was accounted for as a purchase. Accordingly, the purchase price of approximately $39,925,000 was allocated to the underlying assets and liabilities based on their respective fair values at the date of closing. The fair value of the net assets acquired was $617,000, and $2,100,000 of the purchase price was allocated to in-process R&D. The amount allocated to in-process R&D was determined based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. The in-process R&D was expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired, excluding the in-process R&D charge recorded in the first quarter of 1998, is being amortized on a straight-line basis over three years. This excess approximated $38,208,000, and consisted of $35,908,000 recorded as goodwill, while the remaining amount, which has been included in other assets in the accompanying financial statements, consisted of $2,000,000 related to developed technology and $300,000 related to an assembled workforce.

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

The following summary, prepared on an unaudited pro forma basis, combines the results of operations as if Isolation had been acquired as of December 29, 1996; however, the one-time charge of $2,100,000 as a result of the purchase price allocated to in-process R&D has been excluded due to its non-recurring nature. The pro forma results have been adjusted in each of the periods presented below to reflect the loss of interest income as a result of the cash used in the acquisition as well as the amortization of goodwill resulting from the transaction.

                          Three months ended            Nine months ended
                     ----------------------------  --------------------------
                       October 3,    September 27,   October 3,  September 27,
(in thousands)           1998            1997          1998          1997
                     -------------  -------------  ------------- -------------
                     (As Restated-                 (As Restated-
                     See Note 10)                   See Note 10)
                     -------------  -------------  ------------- -------------
Total revenues       $  31,692      $  36,120      $  109,275    $  107,396
Operating loss          (6,872)        (8,070)        (22,773)      (32,484)
Net loss                (3,636)        (4,710)        (13,028)      (19,299)
                     ==========     ==========     ===========   ===========
Net loss per share -
 basic and diluted      ($0.12)        ($0.16)         ($0.43)       ($0.66)
                     ==========     ==========     ===========   ===========



The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


7.   RESTRUCTURING EXPENSES:

During the second quarter of fiscal 1998, the Company approved and implemented a restructuring program to align its financial model with its strategic focus on providing remote access solutions for business. The plan included a reduction of the Company's worldwide workforce by approximately 130 employees, most of whom were based in Europe, with the remainder in the United States. A majority of these employees identified were terminated on July 13, 1998 and the remaining terminations were completed on October 15, 1998. The Company recorded restructuring expenses of $2,235,000 in the three-month period ended October 3, 1998, which included $1,176,000 for severance, benefits and other personnel-related expenses, $456,000 of advertising and marketing costs, and $416,000 of transition and other costs.

The Company also recorded restructuring expenses of $9,435,000 in the three-month period ended July 4, 1998, which included $4,585,000 for severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, $647,000 in advertising and marketing, and $633,000 in transition and other costs.

In addition, the Company recorded $1,630,000 of restructuring expenses during the first quarter of fiscal 1998. These expenses, comprised of severance-related costs of $1,482,000 and $148,000 of transition and other costs, were the result of the restructuring of the Company's sales and marketing operations.

As of October 3, 1998, $5,155,000 of severance, benefits and other personnel-related costs, $279,000 of advertising and marketing costs, and $901,000 of transition and other costs had been paid, and approximately $3,395,000 remained as an accrued liability.

8.   RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income
statement by changes in the hedged item's fair value.   For cash-
flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.


9.   SUBSEQUENT EVENT:

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

10.  RESTATEMENT:

While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process R&D associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, 1998, July 4, 1998 and October 3, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill is being amortized over a three year period. The Company has also stated the amount of goodwill amortization as a separate line item in the consolidated statement of operations; goodwill amortization had been included in the Company's selling, general and administrative expenses prior to the restatement for the three-month and nine-month periods ended October 3, 1998. A summary of the significant effects of the restatement are as follows (in thousands):


Statement of Operations:
                                  Three months     Nine months
                                     Ended            Ended
                                   October 3,       October 3,
                                     1998             1998
                                  ------------     -----------
Operating expenses:
  As previously reported             $23,775         $108,571
  Adjustment related to
   in-process R&D and goodwill
   amortization                        2,700          (27,000)
                                   ---------       -----------
  Restated                            26,475           81,571
                                   =========       ===========

Loss before income taxes:
  As previously reported              (2,647)         (44,800)
  Adjustment related to
   in-process R&D and goodwill
   amortization                       (2,700)          27,000
                                   ----------      -----------
  Restated                            (5,347)         (17,800)
                                   ==========      ===========

Income tax benefit:
  As previously reported                (847)         (14,336)
  Adjustment related to
   in-process R&D and goodwill
   amortization                         (864)           8,640
                                   ----------      -----------
  Restated                            (1,711)          (5,696)
                                   ==========      ===========

Net loss:
  As previously reported              (1,800)         (30,464)
  Adjustment related to
   in-process R&D and goodwill
   amortization                       (1,836)          18,360
                                   ----------      -----------
  Restated                            (3,636)         (12,104)
                                   ==========      ===========

Net loss per share - basic
  and diluted:
  As previously reported               (0.06)           (1.01)
  Adjustment related to
   in-process R&D and goodwill
   amortization                        (0.06)            0.61
                                   ----------      -----------
  Restated                            $(0.12)          $(0.40)
                                   ==========       ==========

Balance Sheet:
                                        October 3, 1998
                                 ----------------------------
                                 As Previously
                                   Reported       As Restated
                                 -------------    -----------
Goodwill, net (1)                   $      -       $ 29,090
Other assets (1)                       6,881          4,791
Long-term deferred income taxes       23,686         15,046
Total assets                         157,308        175,668
Total stockholders' equity           116,447        134,807


(1) Goodwill, net, in the amount of $2,090 was included in other assets prior to restatement.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restatement

While responding to a comment letter received from the staff of the SEC, the Company reviewed staff guidance issued on September 15, 1998 with respect to the method used to value acquired in-process research and development associated with the Company's acquisition of Isolation in the first quarter of 1998. As a result of this review, the Company has modified the method used to value such acquired in-process R&D. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarters ended April 4, 1998, July 4, 1998 and October 3, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Isolation acquisition from $34,500,000 to $2,100,000 and increased goodwill by $32,400,000. Goodwill is being amortized over a three year period. The Company has also stated the amount of goodwill amortization as a separate line item in the consolidated statement of operations; goodwill amortization had been included in the Company's selling, general and administrative expenses prior to the restatement for the three-month and nine-month periods ended October 3, 1998.


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

Gross Profit. Gross profit was $19,603,000 and $59,817,000, for the three-month and nine-month periods ended October 3, 1998, respectively, compared to $20,262,000 and $53,571,000 for the comparable periods in fiscal 1997. This represented 62% and 55% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared to 57% and 50% in the corresponding periods in 1997. Gross profit as a percentage of revenues increased in the three-month period ended October 3, 1998 due to the increase in license, royalty and other revenues, which carry little or no direct cost. Gross profit in the nine-month period ended September 27, 1997 included the negative impact of price protection provisions of $6,700,000, as previously described, and provisions for slow-moving inventories. The provisions for slow-moving inventories increased cost of revenues by $6,463,000, and related to V.34 modem cards, for which demand had decreased due to the availability of 56K modem technology, and certain other products. Excluding the impact of these provisions, gross profit as a percentage of revenues would have been 59% in the nine-month period ended September 27, 1997. Gross profit as a percentage of revenues was negatively impacted in the nine-month periods ended October 3, 1998 due to the professional services revenue and OEM product (non-license and royalty) revenues from Nortel. Each of these revenue streams from Nortel carried lower gross profit percentages than the Company's non-Nortel product revenues, and significantly lower gross profit percentages than the Nortel royalty revenues recorded in the year earlier period. In the future, the Company's gross margins may be affected by several factors, including but not limited to the competitive pricing environment, product mix, the level of license and royalty revenues as a percentage of total revenue, the distribution channels used, changes in component costs and the introduction of new products.

Research and Development. Research and development expenses during the nine-month period ended October 3, 1998 primarily related to the development of new and existing remote access products, including products which incorporate technology to support virtual private networking. Research and development expenses decreased to $6,402,000 and $15,623,000 in the three-month and nine-month periods ended October 3, 1998 from $6,937,000 and $18,676,000 during the comparable periods in fiscal 1997. The decrease in research and development expenses for the three-month period ended October 3, 1998 compared to the three-month period ended September 27, 1997 was primarily due to restructuring actions as the Company discontinued operations at the Edinburgh, Scotland, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with
Nortel.   The decrease in these expenses for the nine-month
period ended October 3, 1998 compared to the nine-month period ended September 27, 1997 was primarily due to the restructuring of the Company's relationship with Nortel in fiscal 1998 under which Nortel had previously contracted with the Company for the development of carrier class remote access technology. Under the terms of the 1998 Agreement, the Company recognized a total of $12,000,000 in professional services revenue in the nine-month period ended October 3, 1998 as work was performed. Accordingly, expenses related to these development efforts of $7,422,000 in the nine-month period ended October 3, 1998, have been included in cost of service revenues in the accompanying statement of operations. This decrease in research and development expenses associated with the 1998 Agreement was partially offset by a reduction in capitalized software development costs, as well as a decrease in customer-funded development fees, which are recorded as an offset to research and development expenses. There were no such fees recorded in the three-month and nine-month periods ended October 3, 1998, compared to $1,500,000 and $4,954,000 in the three-month and nine-month periods ended September 27, 1997. Capitalized software development costs were $233,000 and $320,000 for the three-month and nine-month periods ended October 3, 1998, compared with $488,000 and $888,000 in the comparable periods in fiscal 1997. Gross research and development expenses decreased to $6,635,000 and $23,365,000, respectively, in the three-month and nine-month periods ended October 3, 1998 from $8,925,000 and $24,518,000 in the comparable periods in fiscal 1997. The Company anticipates continued significant investment in research and development primarily focused on providing remote access solutions for the business access market.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $14,927,000 and $44,729,000 in the three-month and nine-month periods ended October 3, 1998 from $17,622,000 and $55,929,000 in the comparable periods in fiscal 1997. These expenses represented 47% and 41% of revenues in the three-month and nine-month periods ended October 3, 1998, respectively, compared to 50% and 53% in the corresponding periods in 1997. The decrease in gross expenses was due to several factors, including lower personnel costs due to the restructuring of the Company's sales and marketing organization as discussed below, as well as decreased costs incurred for travel, channel and marketing programs, trade shows, recruiting, temporary help and various facilities related expenses. These decreases were partially offset by increased bad debt expense. Selling, general and administrative expenses in the three-month and nine-month periods ended September 27, 1997 are net of expenses reimbursed by Nortel of $1,623,000 and $3,831,000, respectively, related to Shiva's Service Provider Group (SPG), a worldwide business unit comprised of technical sales and support personnel that had been dedicated to marketing Nortel's remote access equipment to carriers and service providers through the first quarter of fiscal 1998. Expenses reimbursed by Nortel in the first quarter of 1998 were $1,018,000. Nortel no longer funds the SPG unit.

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

Management believes the Company has a reasonable chance of successfully completing the in-process R&D; however, there is risk associated with the completion of the projects and there can be no assurance that the developed products will meet with either technological or commercial success. Failure to successfully complete the projects and/or market the resulting products would have a material adverse effect on the results of operations and financial condition of the Company in future periods.

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

Goodwill Amortization. The Company recorded amortization expense of $2,911,000 and $5,819,000 in the three-month and nine-month periods ended October 3, 1998 related to its acquisition of Isolation. At October 3, 1998, the Company had net goodwill of $29,090,000 remaining to amortize over three years from the date of acquisition of Isolation.

Restructuring Expenses. The Company recorded restructuring expenses of $2,235,000 and $13,300,000 in the three-month and nine-month periods ended October 3, 1998, respectively. Restructuring expenses in the three-month period ended October 3, 1998 consisted of $1,176,000 of severance, benefits and other personnel-related expenses $456,000 of advertising and marketing costs, and $603,000 of transition and other costs. Restructuring expenses for the nine-month period ended October 3, 1998 consisted of $7,243,000 in severance, benefits and other personnel-related expenses, $3,570,000 in non-cash expenses for fixed asset write-downs, $1,103,000 of advertising and marketing costs, and $1,384,000 of transition and other costs. These restructuring expenses were primarily a result of the restructuring of the Company's sales and marketing operations as well as a formal plan announced by the Company on April 15, 1998 to restructure its worldwide operations and align its financial model with the strategic focus on providing remote access solutions for business. Specifically, Shiva discontinued operations at the Edinburgh, Scotland, facility and has relocated certain technical support staff to the Wokingham, United Kingdom, facility. The Edinburgh facility was primarily focused on jointly funded engineering activities with Nortel. The Company anticipates that substantially all of the cash restructuring charges will be paid out from the Company's cash and short-term investment balances by the end of fiscal 1998.

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

The Company is in the process of assessing its exposure to the Year 2000 issue. The Company has divided the assessment into multiple projects which are currently being undertaken by Company employees in applicable functions. The Company may consider the use of independent consultants or other external resources if major incremental Year 2000 issues are found as a result of the Company's internal Year 2000 assessment. The assessment project includes the Company's product compliance testing (and related engineering remedial work), internal systems assessment and third party supplier assessment. All Year 2000 activity has been funded from operating cash flows, and the Company has not separately accounted for these costs. The Company's total cost relating to all of these activities (excluding replacement systems) has not been, and management anticipates that such costs are not expected to be material to the Company's financial position, results of operations or cash flows. The Company currently estimates that it will not spend in excess of $600,000 for its internal Year 2000 issues, and $250,000 for product-related Year 2000 issues.

The Company has developed an extensive Year 2000 product test suite which is based on various industry standard Year 2000 tests. The test suite can be found on the Company's web site at www.shiva.com. The Company has tested approximately fifty percent of its products against the suite, and has published the test results on the Company's web site. The web site is updated weekly with test results as the testing is completed. The Company anticipates that all of its products will have been tested by the end of 1998.

To date, the Company is aware that the SpiderManager and certain Shiva Access Manager products are not Year 2000 compliant. The SpiderManager product will display the year number in the activity log date field as three digits. The Company believes that this characteristic does not have any system operational implications for the product, therefore, the Company does not anticipate undertaking additional research and development or remediation efforts to change this display characteristic. The Shiva Access Manager NT 1.0 product uses only two digits to store year information. The system interprets these two digits as being in the twentieth century before year 2000, and will interpret the two digits as being in the twenty-first century after year 2000. The Company believes that this date calculation methodology could reactivate previously terminated user accounts and may produce incorrect log files if both twentieth and twenty-first century dates are involved. This Year 2000 issue has been corrected in Shiva Access Manager NT at version 2.0 and higher versions. The Company has strongly recommended that its customers implement the suggested upgrade to correct the problem. The Company does not anticipate undertaking additional research and development or remediation efforts incurring additional expenses to correct this Year 2000 issue. Shiva Access Manager version 2.x and 3.x support Vasco Data Security, Inc.'s ("Vasco's") time-based hard tokens. After the change of century, any Vasco time-based hard tokens will fail to authenticate a user which will cause an authorized user to be denied access to the system. This Year 2000 issue has been corrected in Shiva Access Manager 4.0 which incorporates new token libraries from Vasco. The Company has strongly recommended that its customers using Vasco time-based hard tokens upgrade to version 4.0 or higher versions to correct the problem. All users of a Vasco time-based hard token must also have their hard tokens reprogrammed by Vasco in order to correct the Year 2000 issue. The Company does not anticipate undertaking additional research and development or remediation efforts for this Year 2000 issue. The Shiva Access Manager Accountant cannot allow entry of full Year 2000 compliant dates into some of data entry screens. This does not affect the operation of the software but may cause some resulting reports to be incorrect. This Year 2000 issue has been corrected and will be released in the next revision of the product, which is due to be released in the last quarter of 1998 or first quarter of 1999. The Company has strongly recommended that customers using Shiva Access Manager Accountant upgrade to the new release when available. The Company does not anticipate undertaking additional research and development or remediation efforts or
incurring additional expenses for this Year 2000 issue.   To
assist customers who have Shiva Access Manager products that are not Year 2000 compliant, the Company plans to launch a special upgrade program within the next six months to ensure the Year 2000 compliant versions are in place by the century change. The Company does not expect the cost of the upgrade program to be material to the results of the Company.

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

The Company is in process of developing a Year 2000 plan with each of the Company's manufacturing contractors. The plans are targeted to be completed by the end of 1998. The plans will address manufacturing process, component and supplier Year 2000 readiness/compliance and the Company does not expect the cost of such plans to be material. The Company has begun to initiate formal communications and projects with its significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their Year 2000 issues. The Company has received some assurances regarding the status of Year 2000 issues from its vendors; however, there is no guarantee that third party systems will be compliant, and such non-compliance, could have an adverse effect on the Company. For example, if some of the Company's component vendors are not Year 2000 compliant it could adversely impact the Company's Year 2000 compliance program.

If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the business, financial condition and results of operations. Delays in Year 2000 compliance could also adversely affect the Company's reputation and competitive position and impair its ability to process customer transactions and orders and payments of supplier merchandise. The most reasonably likely worst case scenarios would include (1) corruption of data contained in the Company's internal information systems, (2) hardware failure and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, etc.). The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contigency planning for medium to low risk areas beginning in 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitutions of systems, if necessary.

The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000
Information and Readiness Disclosure Act.

Liquidity and Capital Resources

As of October 3, 1998, the Company had $28,662,000 of cash and cash equivalents and $39,353,000 of short-term investments. Working capital decreased by 38% to $66,752,000 at October 3, 1998 from $108,314,000 at January 3, 1998, primarily due to cash used to acquire Isolation.

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

Net cash used by investing activities totaled $46,698,000 for the nine-month period ended October 3, 1998, compared to $18,648,000 during the comparable period in fiscal 1997. Investment activity in the nine-month period ended October 3, 1998 consisted primarily of payments related to the purchase of Isolation, as well as the net purchase of short-term investments and fixed assets. Investment activity in the nine-month period ended September 27, 1997 consisted primarily of purchases of short-term investments and fixed assets, partially offset by proceeds from short-term investments upon maturity or sale.

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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.    Description of Exhibit
-----------    ----------------------
Exhibit 4.1    Amendment No. 1 to Rights Agreement dated as of
               September 29, 1995 between the Company and American Stock
               Transfer & Trust Company, dated as of October 19, 1998 is
               incorporated herein by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 (File No. 000-24918).

Exhibit 10.1   Amendment dated September 28, 1998 to the
               Agreement dated February 27, 1998 by and between the Company and Northern Telecom, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended October 3, 1998
               (File No. 000-24918).

Exhibit 27.0   Restated Financial Data Schedule.



(b) Reports on Form 8-K:  The Company filed no reports on Form 8-
K during the three-month period ended October 3, 1998.


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SHIVA CORPORATION



Date:   January 21, 1999            by:  /s/ Robert P. Cirrone
                                    Senior Vice President, Finance and
                                    Administration, and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

                          EXHIBIT INDEX
                          -------------

Exhibit No.    Description of Exhibit
-----------    ----------------------
Exhibit 4.1    Amendment No. 1 to Rights Agreement dated as of
               September 29, 1995 between the Company and American Stock
               Transfer & Trust Company, dated as of October 19, 1998 is
               incorporated herein by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 (File No. 000-24918).

Exhibit 10.1   Amendment dated September 28, 1998 to the
               Agreement dated February 27, 1998 by and between the Company and Northern Telecom, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended October 3, 1998
               (File No. 000-24918).

Exhibit 27.0   Restated Financial Data Schedule.
